Form 10QSB
period 2007-09-30
EnterConnect Inc
filed 2008-02-01
CIK 1403386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number333-145487

ENTERCONNECT INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8002991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Century Center Court
Suite 650
San Jose , California   95112-4537
(Address of principal executive offices)

(408) 441-9500
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,125,261 shares of Common Stock, as of January 25, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ENTERCONNECT INC.

Page
ITEM 1 – Financial Information

Balance Sheet as of September 30, 2007 (Unaudited)	3

Statements of Operations for the Period From November 13, 2006 (Inception) through September 30, 2007 and the Three and Six Months Ended September 30, 2007 (Unaudited)	4

Statement of Stockholders’ Equity/(Deficit) from November 13, 2006 (Inception) through September 30, 2007 (Unaudited)	5

Statements of Cash Flows for the Period From November 13, 2006 (Inception) through September 30, 2007 and the Six Months Ended September 30, 2007 (Unaudited)	6

Notes to the Unaudited Financial Statements	7

Item 2 - Management’s Discussion and Analysis or Plan of Operation	10

Item 3 - Controls and Procedures	13

PART II - Other Information (Items 1-6)	13

SIGNATURES	15

ITEM 1

ENTERCONNECT INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$6,867
Accounts receivable	50,020
Prepaid expenses and other current assets	32,036
Total current assets	88,823

Equipment and software, net of accumulated depreciation of $13,182	42,082
Intangible assets, net of amortization of $150,000	850,000
Deposits	8,678
TOTAL ASSETS	$989,583

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$365,944
Accrued expenses	110,138
Other current liabilities	85,444
Deferred revenue	34,101
Notes payable	585,500
Total current liabilities	1,181,127

STOCKHOLDERS' DEFICIT
Preferred stock at $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-
Common stock at $0.001 par value; 100,000,000 shares authorized; 25,020,928 shares issued and outstanding	25,021
Additional paid-in capital	4,144,176
Deferred compensation	(1,962,133)
Accumulated deficit	(2,398,608)
Total Stockholders' Deficit	(191,544)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$989,583

See accompanying notes to the financial statements.

ENTERCONNECT INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Unaudited)

	Period From November 13, 2006 (Inception) through September 30, 2007	Six Months Ended September 30, 2007	Three Months Ended September 30, 2007

Revenue	$65,998	$65,998	$40,998

Cost of revenue	-	-	-

Gross Margin	65,998	65,998	40,998

Operating Expenses:
Selling and marketing	413,761	241,643	128,339
General and administrative	1,080,598	676,764	401,607
Research and development	747,106	515,464	293,315
Total Operating Expenses	2,241,465	1,433,871	789,261

Operating loss	(2,175,467)	(1,367,873)	(748,623)

Other Expenses:
Interest	223,141	13,964	13,964
Total Other Expenses	223,141	13,964	13,964

Loss from operations before income taxes	(2,398,608)	(1,381,837)	(762,227)

Income taxes	-	-	-
Net loss	$(2,398,608)	$(1,381,837)	$(762,227)
Loss per common share – basic and diluted	$(0.12)	$(0.06)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	20,682,973	22,708,477	25,020,928

See accompanying notes to the financial statements.

ENTERCONNECT INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders’ Equity (Deficit)
For the Period from November 13, 2006 (Inception) through September 30, 2007
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

Balance, November 13, 2006 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for services	18,000,000	18,000				18,000

Issuance of warrants in connection with convertible notes			56,115			56,115

Issuance of common stock from conversion of notes (net of costs of $262,548)	2,266,112	2,266	1,987,160			1,989,426

Net loss					(1,016,771)	(1,016,771)

Balance, March 31, 2007	20,266,112	20,266	2,043,275	-	(1,016,771)	1,046,770

Issuance of common stock for services	4,754,816	4,755	2,100,901	(2,000,000)		105,656

Amortization of deferred compensation				37,867		37,867

Net loss					(1,381,837)	(1,381,837)

Balance, September 30, 2007	25,020,928	$25,021	$4,144,176	$(1,962,133)	$(2,398,608)	$(191,544)

See accompanying notes to the financial statements.

ENTERCONNECT INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Unaudited)

	Period From November 13, 2006 (Inception) through September 30, 2007	Six Months Ended September 30, 2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,398,608)	$(1,381,837)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	201,052	147,006
Non-cash interest expense	209,176	-
Non-cash compensation expense	123,655	105,655
Changes in assets and liabilities:
Increase in accounts receivable	(50,100)	(50,100)
(Increase) decrease in prepaid expenses	(32,036)	9,167
Increase in deposits	(8,678)	-
Increase in accounts payable	365,944	287,591
Increase in accrued expenses	124,579	84,358
Increase in deferred revenue	34,101	34,101
Net Cash Used in Operating Activities	(1,430,915,)	(764,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(55,264)	-
Acquired technology	(1,000,000)	-
Net Cash Used in Investing Activities	(1,055,264)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	1,836,366	-
Proceeds/(repayments) from short-term notes	656,500	656,500
Net Cash Provided by Financing Activities	2,492,866	656,500

INCREASE (DECREASE) IN CASH	6,687	(107,559)

CASH AT BEGINNING OF PERIOD	-	114,246
CASH AT END OF PERIOD	$6,687	$6,687

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Noncash financing and investing activities:
Issuance of Common Stock for deferred compensation	$2,000,000	$2,000,000
Conversion of note to common stock	$2,265,793	-
Accrued compensation converted to common stock	$123,655	$105,655

See accompanying notes to the financial statements.

ENTERCONNECT INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 13, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2007

NOTE 1 -	NATURE OF OPERATIONS

EnterConnect Inc. was incorporated on November 13, 2006 under the laws of the State of Nevada under the name Priority Software, Inc.. On January 4, 2007 , the stockholders approved an amendment to the Certificate of Incorporation to change the name to EnterConnect Inc. (a development stage company) (“EnterConnect”, or the “Company”).  The Company is the developer of “EnterConnect” an out-of-the-box, enterprise-level intranet/extranet solution that includes Document Management, Content Management, Collaboration, Search and Security. EnterConnect is an intranet/extranet tool enabling companies to deploy internal employee, division, department, team portals and external customer, partner, and investor portals while leveraging a scalable portal infrastructure to accomplish present as well as future organizational requirements, initiatives and projects.

NOTE 2 -	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and six month periods ended September 30, 2007 and the period from November 13, 2006 (Inception) through September 30, 2007 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.   Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on November 9, 2007.

Development stage company

The Company is a development stage company as defined by Statement of Financial AccountingStandards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”). Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered aspart of the Company’s development stage activities.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of September 30, 2007 , 1,267,640 warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006.  Commencing with the Company’s Annual Report for the year ending December 30, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore in the following year the Company’s independent accounting firm has to issue an attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, FASB issued FASB Statement No. 158“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 for an employer with publicly traded equity securities. The Company does not anticipate that the adoption of this statement will have any effect on the Company’s financial condition and results of operations since the Company does not have any defined benefit or other postretirement plans.

On February 15, 2007, the FASB issued FASB Statement No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,398,608, a net loss and net cash used in operations of $1,381,837and $764,059for the six months period ended September 30, 2007, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not been sufficient to support the Company’s daily operations.  Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect.   The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenuesprovide the opportunity for the Company to continue as a going concern.

NOTE 4 -	STOCKHOLDERS’ EQUITY

The Company is currently authorized to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

Common Stock

On June 19, 2007 , the Company entered into a Memorandum of Understanding with Global Media Fund, Inc. (“Global”) whereby Global agreed to distribute newspaper features, radio features and other marketing media with an agreed-upon value of $2,000,000 for 1,000,000 shares of the Company’s Common Stock.  The Company agreed that if the market value of these shares is below $700,000, the Company must issue Global an additional number of shares to equal $1,000,000 or Global has the right to terminate the Agreement.

On June 29, 2007 , the Company entered into Release and Settlement Agreements with the following five of its key employees. The Company issued 3,375,816 shares of Common Stock in consideration of the employees releasing the Company from any and all claims, contracts, liabilities and suits. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

NOTE 5 -	SUBSEQUENT EVENT

On December 6, 2007, EnterConnect conducted a private placement of its securities solely to accredited investors. Subscriptions were for units of common stock and common stock purchase warrants at a purchase price of $100,000 per Unit. The Company executed subscriptions for investments of $700,000 for a total of 933,331 shares of Common Stock and warrants to purchase 466,666 shares of common stock. The Warrants are exercisable at $1.50 per share and expire in 7 years. The Company agreed to use its best efforts to file a registration statement for the securities sold in the offering within 30 days and have the registration statement declared effective within 120 days.

On December 20, 2007, the Company consummated subscriptions with certain investors pursuant to which the Company sold $4,823,000 of Senior Secured Convertible Notes (the "Notes") with interest at the rate of 10% per annum, convertible into 8,038,333 shares of its common stock, par value $0.001 per share (the "Common Stock") and warrants (the "Warrants") to purchase 8,038,333 shares of Common Stock at an exercise price of $.80 per share, or a cashless exercise provision if the Warrant Shares are not registered.  The Warrants may be exercised at any time and expire in 5 years.  The Company executed a registration rights agreement to file a registration statement for 130% of the shares underlying the Notes and the Warrant Shares sold in the offering within 30 days and have the registration statement declared effective within 120 days.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

PLAN OF OPERATIONS

EnterConnect Inc. was incorporated in accordance with the laws of the State of Nevada to acquire, develop, market and sell EnterConnect™, a software program that provides document management, content management, collaboration, search and security (“EnterConnect”).  In November 2006, the Company commenced a Regulation D Offering of its securities to acquire the EnterConnect platform from Enterpulse, Inc., a Georgia corporation. On December 21, 2006 , the Company and Enterpulse consummated an Asset Purchase Agreement whereby the Company acquired the EnterConnect platform and certain related assets and personnel for the aggregate purchase price of $1,065,982.

EnterConnect's plan of operation over the next twelve months following the date of this prospectus is to continue developing our website marketplace for Independent Software Vendors (ISVs), Systems Integrators (SIs), Value Added Resellers (VARs), and customers.  We have only recently commenced operation of our website at http://www.soaapps.com and have generated only limited revenue from partners participating in the partner program.  To continue active business operations we will need to engage in a number of product launch and post-launch activities including enhancing our software product to support the needs of our partners putting into place the necessary infrastructure to support our e-commerce operations, including order placement, secure payment, and delivery systems; creating a referral network to begin operations; training sales and marketing and customer service representatives; and formulating and implementing an aggressive marketing campaign to drive the customer base to our website.  We anticipate that these activities will require $4,500,000 of funding.  There can be no assurance that we will have raised sufficient funds or generate sufficient revenues to implement any of these procedures.

At September 30, 2007, EnterConnect's cash position was $6,867. An offering of EnterConnect's securities in July 2007, aggregated funds in the amount of $585,500.  At its current rate of expenditures, EnterConnect will only have cash available to maintain operations for approximately 3 months of operations. EnterConnect may seek to offer its securities in one or more public or private offerings to fund our operations for the next 12 months.  Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Our audited financial statements at March 31, 2007, expressed substantial doubt about our ability to continue as a “going concern”.

In the event that the Company does not have sufficient funds necessary to fund its plan of operations for the next 12 months, it may be required to scale down its Sales and Marketing and Research and Development expense.

EnterConnect intends to generate revenues from sharing fees we collect from the partners doing business through the marketplace and from referral fees and partner storefront hosting fees.  Additionally, we intend to sell our EnterConnect Product Suite to marketplace partners and marketplace customers.  However, no assurance can be given that we will be able to we generate sufficient traffic to our website to sell these products or whether we can successfully market our products and services to our partners to can convince a sufficient number to participate, thereby reducing the overall value of the marketplace itself.  If we are unsuccessful at creating demand or enrolling sufficient partners onto the marketplace, it is unlikely we can operate profitably.

Research and Development

In September of 2007, we commenced the operation of our website for our marketplace.  In twelve months ending August 31, 2008, we plan to have completed several iterations of new releases of the website to increase functionality and to support anticipated partner and customer needs.  The next major release of the marketplace will include an upgrade of the product platform to BEA WebLogic 10.X along with analytic and operations support enhancements.  In addition to planned upgrades, the plan also acknowledges that partner and customer behavior patterns will drive additional research and development.  We also plan to utilize partner and third party solutions to augment marketplace capabilities to provide further value.  We expect to perform product analysis and selection activities during the next 12 months to integrate key components and capabilities to the marketplace.  If existing products do not provide the needed capabilities, we will incur additional Research and Development costs to build those capabilities ourselves.

Purchase or Sale of Equipment

We expect to continue to purchase laptops, desktops, and servers to support our ongoing operations.  In addition to onsite equipment, our delivery model relies on hosting facilities that reside outside of our company.  We expect to incur significant costs for hosting fees as our marketplace grows.  These fees will be offset with partner setup and hosting fees to minimize the expense to our company.

Personnel

During the next 12 months ending in August of 2008, we expect to add six additional full-time-employees to support sales and development.  As needed, we expect to hire three sales representatives, two key software developers, and an executive assistant.  As needed, we also anticipate an increase in our use of offshore and contract resources to meet the needs of the operation.

We presently have six full time employees and we are utilizing contracting vendors and off-shore resources. The Company believes its relations with its employees are good.

Facilities

Our headquarters is in San Jose , California . EnterConnect leases a 3,143 square foot office in San Jose , California . The lease is for a term of 3 years at the monthly rate of $6,915 per month. The Company believes this space is adequate for current operations and does not anticipate that it will require any additional premises in the foreseeable future.

Legal Proceedings

We are not currently a party to any material legal proceedings.

RECENT EVENTS

On December 6, 2007 , EnterConnect conducted a private placement of its securities solely to accredited investors.   Subscriptions were for units of common stock and common stock purchase warrants at a purchase price of $100,000 per Unit.   The Company executed subscriptions for investments of $700,000 for a total of 933,331 shares of Common Stock and warrants to purchase 466,666 shares of common stock.   The Warrants are exercisable a t $1.50 per share at any time and expire in 7 years. The Company agreed to use its best efforts to file a registration statement for the securities sold in the offering within 30 days and have the registration statement declared effective within 120 days. The Company issued 140,000 placement agent warrants in connection with the offering which are exercisable at any time at an exercise price of $1.50 per share.

On December 20, 2007, the Company consummated subscriptions with certain investors pursuant to which the Company sold $4,823,000 of Senior Secured Convertible Notes (the "Notes") with interest at the rate of 10% per annum, convertible into 8,038,333 shares of its common stock, par value $0.001 per share (the "Common Stock") and warrants (the "Warrants") to purchase 8,038,333 shares of Common Stock at an exercise price of $.80 per share, or a cashless exercise provision if the Warrant Shares are not registered.  The Warrants may be exercised at any time and expire in 5 years.  The Company executed a registration rights agreement to file a registration statement for 130% of the shares underlying the Notes and the Warrant Shares sold in the offering within 30 days and have the registration statement declared effective within 120 days. The Company issued 1,062,500 placement agent warrants in connection with the offering which are exercisable at any time at an exercise price of $0.80 per share, or cashless exercise if the underlying shares are not registered. The warrant shares are included in this registration statement and are subject to a lock-up agreement for so long as the Notes are outstanding

Recently Issued Accounting Pronouncements

In September 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with our annual report for the year ending December 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;
▪	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and
▪	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS No. 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108 “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“ SAB 108”). SAB   108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB   108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of November 30, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007 and 2006 , and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

To date, we have not noted any significant seasonal impacts.

ITEM 3 - CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. - Legal Proceedings

None.

Item 2. - Changes in Securities and Use of Proceeds

Not applicable.

Item 3. - Defaults Upon Senior Securities

Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. - Other Information

Not applicable

Item 6. - Exhibits and Reports on Form 8-K

Exhibits .

31.1	Section 302 Certification Of Chief Executive Officer

31.2	Section 302 Certification Of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Reports on Form 8-K   During the fiscal quarter ended September 30, 2007, the Company filed the following Current Reports on Form 8-K:

None.

Exhibit Number	Description

31.1	Section 302 Certification Of Chief Executive Officer

31.2	Section 302 Certification Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCONNECT INC.

/s/ Sam Jankovich
Sam Jankovich
Title:	Chairman, Chief Executive Officer

/s/ Dean Galland
Dean Galland
Title:	Chief Operating and Principal Financial and Accounting Officer

Date:	February 1, 2008