Form 10QSB
period 2007-12-31
EnterConnect Inc
filed 2008-02-14
CIK 1403386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333-145487

ENTERCONNECT INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8002991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Century Center Court
Suite 650
San Jose, California 95112-4537
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

ENTERCONNECT INC.
Page
ITEM 1 – Financial Information

Balance Sheet as of December 31, 2007 (Unaudited)	3

Statements of Operations for the Period from November 13, 2006 (Inception) through December 31, 2007 (Unaudited), the Three and Nine Months Ended December 31, 2007 (Unaudited) and the Period from November 13, 2006 (Inception) through December 31, 2006 (Unaudited)	4

Statement of Stockholders’ Equity/(Deficit) from November 13, 2006 (Inception) through December 31, 2007 (Unaudited)	5

Statements of Cash Flows for the Period from November 13, 2006 (Inception) through December 31, 2007 (Unaudited), the Nine Months Ended December 31, 2007 (Unaudited) and the Period from November 13, 2006 (Inception) through December 31, 2006 (Unaudited)	6

Notes to the Unaudited Financial Statements	7

Item 2 - Management’s Discussion and Analysis or Plan of Operation	11

Item 3 - Controls and Procedures	14

PART II - Other Information (Items 1-6)	15

SIGNATURES	16

ITEM 1 Financial Information

ENTERCONNECT INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
December 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$3,245,706
Accounts receivable	67,400
Prepaid expenses and other current assets	171,920
Total current assets	3,485,026

Equipment and software, net of accumulated depreciation of $17,788	37,477
Intangible assets, net of amortization of $200,000	800,000
Deposits	17,122
TOTAL ASSETS	$4,339,625

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$63,103
Accrued expenses	90,751
Accrued compensation	70,228
Deferred revenue	28,101
Notes payable, net	814,149
Total current liabilities	1,066,332

STOCKHOLDERS' EQUITY
Preferred stock at $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-
Common stock at $0.001 par value; 100,000,000 shares authorized; 25,954,261 shares issued and outstanding	25,954
Additional paid-in capital	9,312,060
Deferred compensation	(1,931,345)
Accumulated deficit	(4,133,376)
Total Stockholders' Equity	3,273,293
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,339,625

See accompanying notes to the financial statements.

ENTERCONNECT INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Unaudited)

	Period from November 13, 2006 (Inception) through December 31, 2007	Nine Months Ended December 31, 2007	Three Months Ended December 31, 2007	Period from November 13, 2006 (Inception) through December 31, 2006

Revenue	$118,298	$118,298	$52,300	$-

Cost of revenue	-	-	-	-

Gross Margin	118,298	118,298	52,300	-

Operating Expenses:
Selling and marketing	531,048	358,930	117,287	6,551
General and administrative	1,370,298	966,464	289,700	74,891
Research and development	1,039,619	807,977	292,513	18,531
Total Operating Expenses	2,940,965	2,133,371	699,500	99,973

Operating loss	(2,822,667)	(2,015,073)	(647,200)	(99,973)

Other Expenses:
Interest	1,310,709	1,101,532	1,087,568	3,836
Total Other Expenses	1,310,709	1,101,532	1,087,568	3,836

Loss from operations before income taxes	(4,133,376)	(3,116,605)	(1,734,768)	(103,809)

Income taxes	-	-	-	-
Net loss	$(4,133,376)	$(3,116,605)	$(1,734,768)	$(103,809)
Loss per common share – basic and diluted	$(0.19)	$(0.13)	$(0.07)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	21,703,324	23,482,097	25,020,928	18,000,000

See accompanying notes to the financial statements.

ENTERCONNECT INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders’ Equity (Deficit)
For the Period from November 13, 2006 (Inception) through December 31, 2007
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit		Total Stockholder’s Equity

Balance, November 13, 2006 (Inception)	-	$-	$-	$-	$	$-	$-

Issuance of common stock for services	18,000,000	18,000					18,000

Issuance of warrants in connection with convertible notes			56,115				56,115

Issuance of common stock for conversion of notes (net of costs of $262,548)	2,266,112	2,266	1,987,160				1,989,426

Net loss						(1,016,771)	(1,016,771)

Balance, March 31, 2007	20,266,112	20,266	2,043,275	-		(1,016,771)	1,046,770

Issuance of common stock for services	4,754,816	4,755	2,100,901	(2,000,000)			105,656

Issuance of common stock for cash	933,333	933	699,067				700,000

Amortization of deferred compensation				68,655			68,655

Issuance of warrants in connection with convertible notes and common stock			4,468,817				4,468,817

Net loss						(3,116,605)	(3,116,605)

Balance, December 31, 2007	25,954,261	$25,021	$9,312,060	$(1,931,345)		$(4,133,376)	$3,273,293

See accompanying notes to the financial statements.

ENTERCONNECT INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Unaudited)

	Period from November 13, 2006 (Inception) through December 31, 2006	Nine Months Ended December 31, 2007	Period from November 13, 2006 (Inception) through December 31, 2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,133,376)	$(3,116,605)	$(103,809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	255,657	201,611
Non-cash interest expense	649,274	440,098
Non-cash compensation expense	154,443	136,443
Changes in assets and liabilities:
Increase in accounts receivable	(67,480)	(67,480)	(1,000)
Increase in prepaid expenses	(172,020)	(130,817)	(32,105)
Increase in deposits	(17,122)	(8,444)	-
Increase (decrease) in accounts payable	63,103	(15,250)	7,389
Increase in accrued expenses	90,156	49,935	164,008
Increase in deferred revenue	28,101	28,101	-
Net Cash Provided by (Used in) Operating Activities	(3,149,264)	(2,482,408)	34,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(55,264)	-	(42,710)
Acquired technology	(1,000,000)	-	(1,000,000)
Net Cash Used in Investing Activities	(1,055,264)	-	(1,042,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	6,093,734	4,257,368	-
Proceeds from issuance of common stock	700,000	700,000	-
Proceeds/(repayments) from short-term notes	656,500	656,500	1,228,210
Net Cash Provided by Financing Activities	7,450,234	5,613,868	1,228,210

INCREASE IN CASH	3,245,706	3,131,460	219,983

CASH AT BEGINNING OF PERIOD	-	114,246	-
CASH AT END OF PERIOD	$3,245,706	$3,245,706	$219,983

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Intrest paid	$-	-	-
Taxes paid	$-	$-	-

See accompanying notes to the financial statements.

ENTERCONNECT INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM NOVEMBER 6, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007
(UNAUDITED)

NOTE 1	NATURE OF OPERATIONS

EnterConnect Inc. was incorporated on November 13, 2006 under the laws of the State of Nevada under the name Priority Software, Inc. On January 4, 2007, the stockholders approved an amendment to the Certificate of Incorporation to change the name to EnterConnect Inc. (a development stage company) (“EnterConnect”, or the “Company”).      The Company is the developer of “EnterConnect” an out-of-the-box, enterprise-level intranet/extranet solution that includes Document Management, Content Management, Collaboration, Search and Security. EnterConnect is an intranet/extranet tool enabling companies to deploy internal employee, division, department, team portals and external customer, partner, and investor portals while leveraging a scalable portal infrastructure to accomplish present as well as future organizational requirements, initiatives and projects.

NOTE 2	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and six month periods ended September 30, 2007 and the period from November 13, 2006 (Inception) through September 30, 2007 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.    Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on November 9, 2007.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”). Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

Revenue recognition

The Company’s revenues are derived principally from sale of polysilicon and consulting services relating to the specialty chemical gases industry. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future returns. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.    "Earnings per Share" ("SFAS No. 128").    Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of December 31, 2007, 9,772,639 warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with the Company’s Annual Report for the year ending March 31, 2009, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end and; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” ("SFAS No. 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending March 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending March 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $4,133,376, a net loss and net cash used in operations of $3,116,605and $2,482,408 for the nine months period ended December 31, 2007, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not been sufficient to support the Company’s daily operations. Management has raised additional funds by way of a private offering. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

Common Stock

On June 19, 2007, the Company entered into a Memorandum of Understanding with Global Media Fund, Inc. (“Global”) whereby Global agreed to distribute newspaper features, radio features and other marketing media with an agreed-upon value of $2,000,000 for 1,000,000 shares of the Company’s Common Stock.      The Company agreed that if the market value of these shares is below $700,000, the Company must issue Global an additional number of shares to equal $1,000,000 or Global has the right to terminate the Agreement.

On June 29, 2007, the Company entered into Release and Settlement Agreements with the following five of its key employees. The Company issued 3,375,816 shares of Common Stock in consideration of the employees releasing the Company from any and all claims, contracts, liabilities and suits. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

On December 6, 2007, EnterConnect conducted a private placement of its securities solely to accredited investors. Subscriptions were for units of common stock and common stock purchase warrants at a purchase price of $100,000 per Unit. The Company executed subscriptions for investments of $700,000 for a total of 933,333 shares of Common Stock and warrants to purchase 466,666 shares of common stock. The Warrants are exercisable at $1.50 per share and expire in 7 years. The Company agreed to use its best efforts to file a registration statement for the securities sold in the offering within 30 days and have the registration statement declared effective within 120 days.

On December 20, 2007, the Company consummated subscriptions with certain investors pursuant to which the Company sold $4,823,000 of Senior Secured Convertible Notes (the "Notes") with interest at 10% per annum, convertible into 8,038,333 shares of its common stock, par value $0.001 per share (the "Common Stock") and warrants (the "Warrants") to purchase 8,038,333 shares of Common Stock at an exercise price of $.80 per share  (“Warrant Shares”), or a cashless exercise provision if the Warrant Shares are not registered.      The Warrants may be exercised at any time and expire in 5 years.      The Company executed a registration rights agreement to file a registration statement for 130% of the shares underlying the Notes and the Warrant Shares sold in the offering within 30 days and have the registration statement declared effective within 120 days.

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

PLAN OF OPERATIONS

EnterConnect Inc. was incorporated in accordance with the laws of the State of Nevada to acquire, develop, market and sell EnterConnect™, a software program that provides document management, content management, collaboration, search and security (“EnterConnect”).  In November 2006, the Company commenced a Regulation D Offering of its securities to acquire the EnterConnect platform from Enterpulse, Inc., a Georgia corporation.  On December 21, 2006, the Company and Enterpulse consummated an Asset Purchase Agreement whereby the Company acquired the EnterConnect platform and certain related assets and personnel for the aggregate purchase price of $1,065,982.

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

At December 31, 2007, EnterConnect's cash position was $3,245,706. Two separate offerings of EnterConnect's securities in December 2007, aggregated funds in the amount of $5,523,000.  At its current rate of expenditures, EnterConnect should have cash available to maintain operations for the next twelve months of operations. If these funds are not sufficient to fund EnterConnect’s operations, the Registrant may seek to offer its securities in one or more public or private offerings.  Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Our audited financial statements at March 31, 2007, expressed substantial doubt about our ability to continue as a “going concern”.

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

Facilities

Our headquarters is in San Jose, California.  EnterConnect leases a 3,143 square foot office in San Jose, California.  The lease is for a term of 3 years at the monthly rate of $6,915 per month.  The Company believes this space is adequate for current operations and does not anticipate that it will require any additional premises in the foreseeable future.

Legal Proceedings

We are not currently a party to any material legal proceedings.

RECENT EVENTS

Unregistered Sales of Equity Securities.

On December 6, 2007, EnterConnect conducted a private placement of its securities solely to accredited investors. Subscriptions were for units of common stock and common stock purchase warrants at a purchase price of $100,000 per Unit. The Company executed subscriptions for investments of $700,000 for a total of 933,331 shares of Common Stock and warrants to purchase 466,666 shares of common stock. The Warrants are exercisable at $1.50 per share at any time and expire in 7 years.  The Company agreed to use its best efforts to file a registration statement for the securities sold in the offering within 30 days and have the registration statement declared effective within 120 days.  The Company issued 140,000 placement agent warrants in connection with the offering which are exercisable at any time at an exercise price of $1.50 per share.

On December 20, 2007, the Company consummated subscriptions with certain investors pursuant to which the Company sold $4,823,000 of Senior Secured Convertible Notes (the "Notes") with interest at the rate of 10% per annum, convertible into 8,038,333 shares of its common stock, par value $0.001 per share (the "Common Stock") and warrants (the "Warrants") to purchase 8,038,333 shares of Common Stock at an exercise price of $.80 per share, or a cashless exercise provision if the Warrant Shares are not registered.  The Warrants may be exercised at any time and expire in 5 years.  The Company executed a registration rights agreement to file a registration statement for 130% of the shares underlying the Notes and the Warrant Shares sold in the offering within 30 days, which the Company has done, and have the registration statement declared effective within 120 days. The Company issued 1,062,500 placement agent warrants in connection with the offering which are exercisable at any time at an exercise price of $0.80 per share, or cashless exercise if the underlying shares are not registered. The warrant shares are included in this registration statement and are subject to a lock-up agreement for so long as the Notes are outstanding

Recently Issued Accounting Pronouncements

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

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;
•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and
•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

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

In September 2006, the SEC staff issued Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

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

Exhibits.

31.1	Section 302 Certification Of Chief Executive Officer

31.2	Section 302 Certification Of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Reports on Form 8-K

During the fiscal quarter ended December 31, 2007, the Company filed two Current Reports on Form 8-K on December 6, 2007 and December 21, 2007. The reports disclosed the Registrant’s acceptance of subscriptions of common stock and warrants in the aggregate amount of $700,000 and disclosed the Registrant’s issuance of $4,823,000 of Senior Secured Convertible Notes and warrants, respectively.

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

ENTERCONNECT INC.

/s/ Sam Jankovich
Sam Jankovich
Title:	Chairman, Chief Executive Officer

/s/ Dean Galland
Dean Galland
Title:	Chief Operating and Principal Financial and Accounting Officer

Date:	February 14, 2008