Form 10KSB
period 2008-03-31
EnterConnect Inc
filed 2008-07-14
CIK 1403386

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number: 001-32951
ENTERCONNECT INC.
(Name of small business issuer in its charter)

Nevada	20-8002991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Century Center Court, Suite 650
San Jose, CA 95112-4537
(Address of Principal Executive Offices)
Issuer’s telephone number: (408) 441-9500

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer’s revenues for its most recent fiscal year were $116,000.

As of July 9, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates based on the closing sale price of Common Stock was $3,056,237.

As of July 9, 2008, the issuer had 27,205,261 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. Cautionary language in this Report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 — Business and Item 6 — Management’s Discussion and Analysis or Plan of Operation.

We are not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report and other statements made from time to time by us or our representatives might not occur. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

EnterConnect Inc.
Form 10-KSB

Report of Independant Registered Public Accounting Firm		F-2

Balance Sheets		F-3

Statements of Operations		F-4

Statement of Changes in Shareholders’ Equity		F-5

Statements of Cash Flows		F-6

Notes to Financial Statements		F-7

Exhibit 31.1 -	Section 302 Certification of Chief Executive Officer
Exhibit 31.2 -	Section 302 Certification of Chief Financial Officer
Exhibit 32.1 -	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

EnterConnect, Inc. (“EnterConnect”, or the “Company”) is a developer in enterprise portal strategies and best practices to deliver proprietary, ‘business-ready’ employee, customer and partner portal solutions.  Our on-demand products and software-as-a-service (SaaS) offerings enable employees, existing/prospective partners and customers, and other stakeholders to securely connect, communicate and collaborate online at anytime, from anywhere, while meeting their budget needs. We provide scalable, business-ready, self-service portal solutions for employees, partners and customers, as well as an online collaborative SaaS marketplace that brings together global SaaS buyers and best-of-breed SaaS providers to drive business, on demand.

Our out-of-the-box portal solutions through the SaaS model are user-friendly and economical to deploy. We target the underserved market of mid-sized companies who cannot afford expensive software packages and now demand software and services that provide rapid time-to-value between development and production with limited, if any, technical resource requirements; personalization to meet unique branding and usability requirements; scalability and adaptability to meet changing needs; and economical offerings that align with available budgets. To tap into its target market, we launched our next-generation EnterConnect® Portal Platform along with the proprietary, EnterConnect® - Business OnDemand™ solutions. To further penetrate the mid-market, we launched SOAapps.com—a SaaS marketplace where business executives seeking enterprise-class, subscription-based solutions can find, try and subscribe to best-of-breed SaaS solutions.

To speed time-to-market and market penetration, the Company is leveraging established strategic partnerships with technology market leaders, BEA Systems (acquired by Oracle) and Oracle Corporation (NASDAQ: ORCL). To take products to market quickly, we leverage a proprietary Portal Application Platform, EnterConnect®, which we believe contains all of the core functionality required to rapidly build and deploy new end-user applications. The core functionality includes content management, digital asset management, search, security, personalization and end-user customization.  Utilizing the platform, we have developed two primary ‘business-ready’ product lines:  EnterConnect® AppSuite and AppExchange, which provide collaborative online environments for employees, customers and partners.  By developing our products to be economical, easy-to-use, easy-to-deploy and easy-to-manage, targeted mid-market companies can easily acquire them either for use on-premise through traditional software licensing or for use as an outsourced subscription service, also known as software-as-a-service (SaaS).  Our ‘business-ready’ products reduce the complexities, deployment cycles and expenses associated with traditional enterprise software portal implementations. As a result, our customers incur less risk and lower upfront costs, while gaining greater technology flexibility and faster time-to-market and business value.

Liquidity and Capital Resources

Our financial statements have been prepared on the assumption that we are a going concern and that we will be able to realize our assets and discharge our liabilities in the normal course of business; however certain events and conditions cast substantial doubt on this assumption. We have incurred net losses since our inception and we anticipate that we will continue to operate in a deficit position for the foreseeable future. We have estimated that we will need additional capital of $4 million during the fiscal year ended March 31, 2009 in order to fund our operations, make our scheduled debt payments and implement our business plan during the next twelve months. This amount of capital could be less or more depending upon the volume of sales and the timing of the sales volume Due to our historical inability to generate revenue to cover all operating costs, and the difficulty of predicting future revenue, we will require additional financing in order to conduct our normal operating activities and cover our monthly expenses. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms acceptable to us. These circumstances raise substantial doubt in our ability to continue as a going concern.

Index

Because of our loss from operations, and our need for additional financing in order to fund 2009 obligations, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

For additional information regarding factors which could affect our ability to meet our obligations, please see the “Risk Factors” section below in this Item 1, and the sections titled “Liquidity and Going Concern” in Item 6 of this Report.

Industry Background

Enterprise Portals

Leading technology analyst firm, Gartner Inc., defines a portal as "access to and interaction with relevant information assets (information/content, applications and business processes), knowledge assets and human assets by select targeted audiences, delivered in a highly personalized manner."  Some of the benefits of enterprise portals include improved communications and collaboration, increased productivity, improved customer and partner service delivery, increased revenue and reduced operating costs. CIO surveys reveal that portals continue to be among the top spending priorities at companies.  Goldman Sachs’ CIO survey placed portals alongside security and storage software in the top tier of spending priorities for 2005.  A Smith Barney CIO survey showed portals as the highest application spending priority, coming out just ahead of traditional stalwarts ERP and CRM. A March 2007 report by International Data Corporation (IDC) states that 2006 worldwide enterprise portal revenue grew by 10.4% to an estimated $896 million and is predicted to grow to $1.4 billion in 2011.

Traditionally, companies have had three options when seeking to deploy an enterprise portal: develop from scratch; develop using a portal framework; or deploy an enterprise portal software solution.  Each of these options can enable a company to realize the benefits enterprise portals provide, but they also introduce a variety of other challenges, including:

·
Lengthy and costly deployments:  Companies choosing to develop a portal from scratch or utilizing a portal framework require expensive development resources either internally or on an outsourced basis. Typical deployment cycles vary with portal complexity, but range from 3-18 months.  Companies choosing to deploy an enterprise portal software solution save on development expenses and shorten their deployment cycles to 3-6 months, but invest more in licensing, maintenance and professional services fees.

·
High cost of ownership:  Companies choosing to develop portals or to deploy an enterprise portal software solution will incur a high total cost of ownership as a result of expensive information technology (IT) resources required for upfront development, deployment, systems integration and ongoing customizations, support, administration and upgrades as well as costly licensing and maintenance fees.

The impact of these challenges vary from increased risks and costs to increased time-to-value.  To address these challenges, mid-market companies are turning to business-ready portal software applications available in on-premise versions and as outsourced services.  Business-ready portal applications are pre-configured for key business-use-cases, enabling companies to rapidly deploy new portals with significantly less upfront investment.  Business-ready portal applications can be deployed in just a few weeks and often deliver the majority of the functionality needed to achieve business results quickly.  Companies then only need to invest in development or professional services to complete the minor customizations required.

Index

Emergence of Software-as-a-Service (SaaS)

The traditional software deployment model for packaged applications requires customers to make capital investments in upfront licensing fees along with an additional 20-30% average investment in professional service fees for lengthy implementation cycles.  Software-as-a-Service (SaaS) redefines this traditional deployment model, empowering customers with a dynamic “pay-as-you-go or subscription” service. SaaS customers can access and utilize software through any standard Web browser – at anytime from anywhere. SaaS is not just about a new way of creating, delivering, selling and utilizing applications. SaaS enables companies to subscribe to a variety of application services, available via the Internet on an as-needed basis with little or no implementation services required and without the need to install and manage third-party software in-house.

The Software-as-a-Service (SaaS) business model is designed to address seven major challenges in the software industry today:

·	the availability of enterprise application services to global customers of all sizes and across all industries;

·	a fully outsourced service accessible over the Internet and through a variety of devices, including PCs, laptop computers, mobile phones, and PDAs;

·	rapid and simple deployment, configuration, and training;

·	a comprehensive set of application features;

·	a scalable, secure application architecture that can economically support hundreds of thousands of customers simultaneously;

·	the ability to integrate with businesses’ existing third party and internally developed enterprise applications and databases;

·	and the ability to tailor the appearance, policy settings, workflow and other characteristics of the service to meet the needs of a diverse customer base.

According to a March 2007 announcement by Gartner, the SaaS market is growing at 48% per year as compared to the traditional enterprise software market which is only growing at 6% per year. Gartner predicts that the SaaS market will grow to $19.3 billion in worldwide revenues by 2011, generating 25% of the revenues within the overall software market, an increase of 20% - up from 5% in 2006 which produced worldwide market revenues of $6.3 billion.

Application Exchanges

To take advantage of the predicted growth in the Software-as-a-Service market, SaaS application exchanges (marketplaces) have entered as new market players seeking to capture market share by lowering traditional and SaaS barriers to market entry and growth for exchange partners. While traditional barriers have been associated with market presence and intellectual property, new SaaS barriers also include other limiting factors associated with successfully transitioning or supporting a services-based business model that requires a multi-tenant delivery infrastructure as well as re-tooled sales, marketing and distribution strategies, and effective alliance strategies.  Application exchanges provide software companies with a new channel to build, sell, deploy and manage their SaaS applications and in return generate revenue from a variety of sources, including: advertising fees; partner participation fees; partner enablement fees; partner application hosting and management fees; and shared revenue percentages for new SaaS subscriptions sold through the exchange.

Index

Our Strategy

Our mission is to leverage our strength as a leader in enterprise portal strategies and best practices to deliver proprietary, ‘business-ready’ employee, customer and partner portal solutions that are economical, easy-to-use, easy-to-deploy and easy-to-manage. We deploy our products and software services through our propriety application exchange, which SaaS enables other Independent Software Vendors (ISVs) and their applications - making it as easy as possible for global mid-market companies to find, try and buy software or services that meet their needs and budget.

Key elements of our strategy include:

·
Strengthening and extending our product offerings.  We designed our standards-based products to easily accommodate new features, functions and business-use-case scenarios as well as the release of entirely new applications. For example, the first release of the EnterConnect® Portal Platform was for generic intranet and extranet environments, however, the latest release includes four applications, EmployeeConnect, TeamConnect, CustomerConnect and PartnerConnect.  The EnterConnect® Portal Platform was also extended to include new functionality such as campaign and survey execution and management, which is now utilized in each of the new applications.

·
Deepening relationships with strategic partners and better leveraging their indirect channels.  Our strategic partner strategy focuses on developing partnerships with software leaders that have large indirect channels consisting of Independent Software Vendors (ISVs), Systems Integrators (SIs) and Value Added Resellers (VARs).  We currently have established partnerships with two of the leading middleware software providers, BEA Systems and Oracle. The goal of our strategic partner strategy is to embed, integrate, bundle or co-sell our EnterConnect® products with our partner’s products to launch new business-ready portal applications that help our partners accelerate indirect channel revenue.  For example, the EnterConnect® Portal Platform is currently available in a BEA version and is in the process of launching to BEA’s indirect partner channel. The Oracle version of the EnterConnect® Portal Platform will be available in Q2 of fiscal 2009.  The objective of our strategic partner strategy is to help our partners drive new revenue through their indirect channels utilizing EnterConnect® products.

·
Extending our tiered distribution channels.  Our tiered distribution channels consist of direct and indirect sales channels. The direct sales channel is comprised of our direct sales force and telesales.  The indirect sales channel is comprised of our strategic partners and their indirect partner network of ISVs, SIs and VARs. The objective of this strategy is to help partners maximize the use of our Internet channel to: generate demand for solutions; enable easy demonstration of solutions; provide easy access to solution collateral; facilitate online transactions; and enable easy management and maintenance of purchased solutions.

·
Establishing the Internet channel as our primary channel for global software deployment.  We believe the Internet channel will provide the lowest cost - of sales, of customer and partner service delivery, and of deploying, managing and maintaining products - and provide the greatest access to customers worldwide.  The key to our Internet channel strategy is leveraging the EnterConnect® AppExchange in conjunction with our strategic partners and their extensive network of indirect channel partners. SOA-APPS.com, launching later this year, is the first AppExchange to launch with our strategic partners.

Index

Our Solution

We are a provider of standards-based, business-ready enterprise and exchange portal applications for mid-market companies.  We provide an Internet channel that enables customers to more easily access, demonstrate, acquire, deploy and manage either on-premise products or software-as-a-service offerings.  Our key EnterConnect® SaaS offerings enable us to provide our service to businesses worldwide through our proprietary, scalable and secure SaaS application architecture, which also allows us to serve large numbers of customers cost-effectively. By subscribing to our service, our customers do not have to make large and risky upfront investments in software, additional hardware, extensive implementation services, and additional IT staff. As a result, our service enables businesses to achieve higher productivity from, and a lower total cost of ownership for, their business-ready portal applications.

The key advantages of our solution include:

Comprehensive Product Suite.  We offer products that are designed to deliver high levels of accountability, productivity, and ease of use.  Our solutions allow businesses to enhance individual and workgroup productivity, improve customer service, strengthen marketing capabilities, increase revenue opportunities and reduce business operating costs.  We have identified the target markets that are in the greatest need of our applications and our portal platform can be expanded to build additional application opportunities identified within those industries.

Ease of Use.  We have designed our products and SaaS offerings to be easy-to-use and intuitive.  Since our solutions contain many tools and features recognizable to users of popular websites such as Amazon.com, eBay and Yahoo!, they have a more familiar, user-friendly interface than typical enterprise applications.  As a result, our end users do not require substantial user training and therefore rapidly enjoy the benefits.  We also conduct extensive end user surveys to gauge their experiences with our solutions so that we may determine potential areas of improvement.  Additionally, because of the nature of our offerings, we receive automatic feedback as to which features customers use, enabling us to further improve our offerings.

Rapid Deployment.   Since our business-ready portal applications are pre-configured for key business-use-cases they can be deployed rapidly to achieve business results quickly.  Customers utilizing our SaaS offerings have the added advantage of not having to spend time installing or maintaining the servers, networking equipment, security products or other infrastructure hardware and software necessary to ensure a scalable and reliable service required with on-premise solutions.  We believe the average time that a customer requires to deploy our offerings is significantly shorter than typical, traditional portal deployments.  We also offer complementary consulting and training services to assist customers in rapidly deploying and optimizing their use of our offerings.

Lower Total Cost of Ownership.  We enable customers to achieve significant savings relative to the traditional enterprise portal models that require expensive information technology (IT) resources for upfront development, deployment, systems integration and ongoing customizations, support, administration and upgrades.  Our pricing strategies and choice of on-premise or SaaS delivery options enable customers to easily acquire a solution that fits their unique needs.  Customers utilizing our SaaS offerings also benefit from the predictability of their future costs since they pay for the software as a service, which already includes upgrades for the term of the subscription contract.

Our Products & Offerings

We have developed a proprietary Business-Ready Portal Platform, EnterConnect®, which contains all of the core functionality required to rapidly build and deploy new end-user applications quickly.  The core functionality includes content management, digital asset management, search, security, personalization and end-user customization.  Utilizing the platform, we have developed two primary business-ready product lines:  EnterConnect® Portal Platform, and AppExchange, which provide online collaboration environments for employees, customers and partners.  The table below shows our key applications and feature categories.

Index

EnterConnect® Business-Ready Portal Application Platform
Key Feature Categories	EmployeeConnect	TeamConnect	CustomerConnect	PartnerConnect
Web Content Management	☐	☐	☐	☐
Digital Asset Management	☐	☐	☐	☐
Collaboration	☐	☐	☐	☐
Personalization	☐	☐	☐	☐
Survey Management	☐	☐	☐	☐
Campaign Management	☐	☐	☐	☐
Portal Administration	☐	☐	☐	☐
Microsoft Outlook Integration	☐	☐	☐	☐
Federated Secure Search	☐	☐	☐	☐
Multi-Language Support	☐	☐	☐	☐
Federated Authentication & Security	☐	☐	☐	☐

EnterConnect® Portal Platform, is a business-ready portal application suite used for intranet and extranet environments.  The portal suite currently consists of EmployeeConnect, TeamConnect, CustomerConnect and PartnerConnect.  The suite targets mid-market companies seeking to improve communications and collaboration and those seeking to leverage employee, partner and customer self-service to lower operational costs and increase revenue.  The application suite is available in both on-premise and software-as-a-service offerings. The application suite is available in a variety of editions, all of which use the Portal Platform and core functionality, but provide flexible pricing options for customers to match their needs and the size of their user-base with the editions that will deliver the highest return on investment.

EnterConnect® AppSuite On-Premise Version
	Standard Edition	Corporate Edition	Enterprise Edition
Applications in Suite	(1 - 1,500 Users)	(1,501 - 2,500 Users)	(2,501+ Users)
EmployeeConnect	☐	☐	☐
TeamConnect	☐	☐	☐
CustomerConnect	☐	☐	☐
PartnerConnect	☐	☐	☐
Development APIs			☐
Licensing Options	As a Suite	As a Suite	As a Suite

Index

EnterConnect® AppSuite Software-as-a-Service (SaaS) Version
Applications in Suite	Trial Edition	SaaS Edition
EmployeeConnect	☐	☐
TeamConnect	☐	☐
CustomerConnect	☐	☐
PartnerConnect	☐	☐
Subscription Options	30 Days Free	Per-User Per-Suite

EnterConnect® AppExchange is a business-ready portal application used for online marketplaces or exchange environments.  The AppExchange portal consists of a marketplace to promote partner products and services, a storefront for partners to demo and sell offerings, a customer portal for partners to service and manage customers, and an administration portal to manage portal business services and partners on the exchange.  The AppExchange portal is designed to be deployed in partnership with an original equipment manufacturer (OEM) that has an established ecosystem of indirect channel partners. The AppExchange targets mid-market companies seeking a variety of solutions from partner companies.

EnterConnect® AppExchange Software-as-a-Service (SaaS) Version
Key Applications	Standard Edition	Premium Edition
Marketplace	☐	☐
Customer Portal	☐	☐
Storefront	☐	☐
Administration	☐	☐
Analytics	☐	☐
Hosting & Management of Partner Solutions		☐
Subscription Options	Custom Per Exchange	Custom Per Exchange

Index

Professional Services

We offer consulting and implementation services and training that complement our offerings.

Consulting and Implementation Services.  We offer consulting and implementation services to our customers to facilitate the adoption of our business-ready portal offerings.  Consulting services consist of services such as information architecture, business process mapping, project management services, solution development and guidance on portal best practices in using our offerings.  Implementation services include systems integration, configuration and data conversion.  The majority of our consulting and implementation engagements are billed on a time-and-materials basis.  For the majority of the mid-market customers, we offer certain implementation services on a fixed price basis.

Training.  We offer traditional classroom and online educational classes that address topics such as implementing and using and administering our offerings.  We also offer classes for our partners who implement our service on behalf of our customers.  The traditional classroom and some of the on-line educational classes are billed on a per-person, per-class basis.  We intend to offer the majority of our on-line educational classes are available at no charge to customers who subscribe.  We also assist customers in developing and delivering a customized education program for their employees.  The majority of these custom training engagements are billed on a time-and-material basis.

Technology, Development and Operations

Technology

Core Technology

We believe that our proprietary, enterprise-class Portal Application Platform, EnterConnect®, contains all of the core functionality required to rapidly build and deploy new end-user applications that are economical, easy-to-use, easy-to-deploy and easy-to-manage.  The core functionality includes content management, digital asset management, search, security, personalization and end-user customization.  We believe that our enterprise portal product strategy combined with our SaaS application service model enables us to develop functionality and deliver it to customers more efficiently than traditional enterprise software vendors.

We believe the value of EnterConnect® not only lies in its performance as a product, but in its ability to leverage the platforms that the product runs on. The value of EnterConnect® as a robust business-ready portal solution can be extended and enhanced by our leading world-class partner platforms:  BEA Systems’ WebLogic Portal® (“WLP”) and Oracle’s 10g Platform. These platforms provide robust standards-based design and run-time environments – empowering scalability and flexibility.

BEA WebLogic Portal and Oracle 10g are the leading portal platforms for developers service-enabling their applications. The EnterConnect® Portal Platform leverages these partner platforms to achieve faster time-to-value when developing new business applications using open standards, web services and a Service-Oriented Architecture (“SOA”).  These platforms help empower EnterConnect® to connect people to business services, while simplifying the production and management of any custom service-oriented portals in order to deliver business value rapidly and cost effectively. The EnterConnect® products are available with the portal platforms embedded or bundled within the solutions or customers already owning BEA WebLogic Portal or Oracle 10g can purchase EnterConnect® AppSuite separately to run in their existing on-premise environment.

Index

SaaS Offering

We believe that our SaaS offering enables us to develop functionality and deliver it to customers more efficiently than traditional enterprise software vendors. With the SaaS offering we do not provide software that must be written to different hardware, operating system and database platforms, or that depend upon a customer’s unique systems environment. Rather, we have optimized our service to run on a specific database and operating system using the tools and platforms best suited to serve our customers. Performance, functional depth and usability of our service drive our technology decisions and product direction.  To optimize our software-as-a-service offering for customers, we have added two new SaaS features: Federated Identity Management and Integrated Enterprise Search. Federated identity management enables us to authenticate users without exposing ‘identity credentials’ within the portal administration sub-systems, further improving the security EnterConnect® delivers. Integrated enterprise search enables us to expose our portal search services to other ‘search engine queries’, further improving search abilities.

On-Premise Offering

Customers purchasing the Standard or Corporate Editions of the EnterConnect® AppSuite will leverage the proprietary functionality of EnterConnect as well as the embedded functionality of either BEA Systems’ WebLogic Portal® (“WLP”) Platform or Oracle’s 10g Platform, depending on their platform preference.

Customers purchasing the Enterprise Edition of the EnterConnect® AppSuite will leverage the proprietary functionality of EnterConnect as well as the bundled functionality of either BEA Systems’ WebLogic Portal® (“WLP”) Platform or Oracle’s 10g Platform, depending on their platform preference.  With the Enterprise Edition, customers have full access to the EnterConnect® AppSuite APIs as well as the full functionality of any bundled BEA or Oracle platforms.  The Enterprise Edition provides customers with access to the APIs for future customizations and proprietary integrations.  With the Enterprise Edition, customers gain a rich graphical interface for developing portals and business applications that can be easily adapted to business changes. This edition can enable rapid portal development while advanced administration simplifies portal assembly and management.

Development

The EnterConnect® Portal Application Platform contains all of the core functionality required to rapidly build and deploy new end-user applications. Utilizing our standards-based platform, we not only deliver intuitive portal applications and designs that are easy to use within a scalable and robust enterprise-class architecture, but we also have the flexibility to continue developing new vertical, horizontal or niche applications as market opportunities are identified.

We anticipate that a significant portion of our research and development resources will be devoted to enhancing existing products as well as re-architecting our portal platform and products to optimally support a software-as-a-service architecture and business model.  The Company is re-architecting EnterConnect® to deliver our SaaS offering as a full multi-tenant application.  The re-architected SaaS offering will treat all customers as logically separate tenants in central applications and databases. As a result, we will be able to spread the cost of delivering our service across our user base. In addition, because we will not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our business faster than traditional software vendors.  The new multi-tenant architecture will enable us to then focus our resources on building new functionality for our customer base as a whole rather than on maintaining an infrastructure to support each of their distinct applications.  Our re-architected SaaS offering will be addressable by other applications on the Internet and applications behind our own firewall.

While we expect such investments in research and development will generate revenue in the next several years, technological development is always subject to potential delays and there can be no assurance that any new product enhancements developed will achieve market acceptance.

Index

Operations

The Company leases its principal facility in San Jose, California. EnterConnect serves all SaaS customers and users from a Tier 1 facility located in the Washington, D.C. metro area that is operated by OpSource, Inc., which is headquartered in Santa Clara, CA.  OpSource is a SAS 70 Type II audited provider of a complete SaaS delivery solution that includes carrier class network and security, 24x7x365 systems management and call center operations.

Customers

Contracts in the computer software business are generally cancelable with 30 days notice.  While the Company has only made limited sales thus far, typically, our proprietary software is installed on industry-standard computer equipment.  We intend to routinely sign one year contracts with customers and protect against cancellation of the contracts by meeting customer needs, providing excellent services, and by delivering unique proprietary software combined with all the added additional cost saving benefits.

On-Premise Customers

Each on-premise customer (Licensee) receives all subsequent updates and modifications to the purchased software which is furnished to the Licensee under a non-transferable, non-exclusive License for use by the Licensee and no title or ownership is vested to the Licensee.  Our contracts generally provide that the computer hardware furnished is warranted as specified under the manufacturer’s warranty, and if any defects, replacements, repairs or any other problem occurs the Licensee agrees to look solely to the manufacturer.

SaaS Customers

Each SaaS customer subscribes to utilize the EnterConnect® products as a software service, accessing it through any standard Web browser.  By subscribing to our software services offering, our customers gain several advantages over the on-premise solution, including: no requirement for risky upfront investments in software, additional hardware, extensive implementation services, or for additional IT staff. As a result, our service enables businesses to achieve higher productivity from, and a lower total cost of ownership for, their portal solutions.  Unlike on-premise customers, SaaS customers have the option of subscribing to individual applications or to the entire EnterConnect® AppSuite including EmployeeConnect, TeamConnect, CustomerConnect and PartnerConnect – all on a per-user, per-app basis.

Marketing and Distribution

Target Markets

Our target markets are primarily mid-market companies with (1,000 – 4,000) employee-users and secondarily divisions of Fortune 1000 enterprise companies.  The vertical market focus is on Manufacturing, Healthcare, Business Services, Publishing and Media, Consumer Packaged Goods, Federal Contractors, Financial Services, Energy, Utilities, Telecommunications, Transportation and State & Local Government industries.

Marketing

We use a variety of marketing programs to stimulate demand for products and services.  These programs are focused within the target markets. In addition, we have developed co-marketing programs operated in conjunction with our strategic and channel partners in order take advantage of their complementary marketing capabilities.  The key elements of our marketing strategy include:

Marketing on the Internet.  The Internet is our primary channel for marketing, sales, deployment and service of products.  We intend to utilize the Internet to drive awareness of products and then to make the products available for demonstration, evaluation and purchase.  Within our online environment, customer information is collected electronically through an automated registration process, creating the basis for ongoing marketing of upgrades, new products and recruiting potential resellers. We also generate web-based campaigns targeted at key executives and provide free product demonstrations via webinars.

Index

Target Marketing.  We focus direct marketing efforts on mid-market companies in vertical or geographic markets.  We leverage a variety of marketing mechanisms to generate demand for products and services, including:  a referral program for existing customers; outbound telemarketing; direct response advertising; direct marketing campaigns; vertical market specific trade shows and seminar events.  The goal of our target marketing efforts is to create product and service awareness, to identify potential buyers of products and services, and to generate leads for follow-on sales.

Distribution

We have designed our Internet and traditional distribution strategy to address the particular requirements of diverse mid-market target customers.  Through our distribution strategy, we seek to make our EnterConnect® portal software the industry standard for mid-market companies.

Our distribution efforts consist of our internet channel, direct sales channel and indirect sales channel, with the primary focus being first on the internet and direct sales channel, followed by indirect sales.

Internet Channel

We intend to establish the internet channel as our primary channel.  We believe the onternet channel will provide the lowest cost of sales, of customer and partner service delivery, and of deploying, managing and maintaining our products - and provide the greatest access to customers worldwide.  The key to our internet channel strategy is leveraging the EnterConnect® AppExchange in conjunction with our strategic partners and their extensive network of indirect channel partners.

Indirect Channel

Our indirect channel strategy focuses first on leveraging our strategic partners and their established channel partner networks consisting of Independent Software Vendors (ISVs), Systems Integrators (SIs) and Value Added Resellers (VARs) in order to drive new revenue with the sell of our products.  Secondarily, we are entering into a Distributor and Marketing Agreement with the two largest U.S. based Value Added Distributors (VADs), Arrow Enterprise Computing Solutions (NASDAQ - ARW) and Avnet (NASDAQ – AVT), which combined have the largest VAR channels in the world.  Arrow and Avnet distribute both BEA Systems ‘products and Oracle’s products worldwide.  The objective of this strategy is to help partners maximize the use of our Internet channel to: generate demand for solutions; enable easy demonstration of solutions; provide easy access to solution collateral; facilitate online transactions; and enable easy management and maintenance of purchased solutions.

Direct Channel

Our direct channel strategy focuses first on leveraging the internet as our primary channel and then on direct sales, which includes direct field sales and telesales.

Internet Sales.  We are establishing the internet channel as our primary channel.  We believe the internet channel will provide the lowest cost - of sales, of customer and partner service delivery, and of deploying, managing and maintaining our products - and provide the greatest access to customers worldwide.  The key to our Internet sales strategy is leveraging our strategic partners to drive awareness of the online channel. We will empower customers to purchase both our on-premise and SaaS offerings from our Internet channel. This will not only reduce our cost of sales, but also our cost of distributing and maintaining our products and services.

Index

Direct Field Sales.  Our direct sales force targets primarily mid-market companies in our target markets in alignment with their assigned geographic territories.  Our direct sales force prospects directly to target companies to close business and works with complementary ISVs, VARs and systems integrators when necessary to deliver complete solutions for customers. Our direct sales force is responsible for selling both on-premise and SaaS offerings.

Telesales.  Our telesales organization proactively prospects for new business by calling on contacts within our targeted mid-market companies.  Our telesales efforts are coordinated with other integrated demand development campaigns to achieve the highest return on results.

Customer Service and Support

We are adopting a comprehensive technical support program to assist our customers in the use of products and services and to identify, analyze and solve any problems or issues with associated with them.  The support program will include email support, an online repository of helpful support information, shared best practices for implementation and use, and telephone support.  Telephone support is provided by technical specialists who work for us on a full-time basis. Basic customer support during business hours is available at no charge to customers that purchase support and maintenance with on-premise products or SaaS offering.  SaaS customers access basic customer support at no charge on a 24x7x365 basis.  Premium customer support will be available for an additional charge.

Competition

The market for enterprise portals and enterprise business applications is generally highly competitive, rapidly evolving, and subject to changing technology, shifting customer needs and frequent introductions of new products and services.  We compete with vendors providing enterprise portal platforms for developing custom portals, enterprise business-ready portal software applications and packaged portal software.  Additionally, we also compete with a limited number of vendors providing portal solutions through Internet-based software-as-a-service offerings.

We believe that increased competitive pressures will occur over the next 12 months due to the mid-market’s preference for and shift to the SaaS subscription model and due to the success of SaaS leaders such as Salesforce.com and WebEx. Typically, system features, product pricing, ease of use and installation, sales engineering and marketing support, and product reliability are the primary basis of competition.  We believe that EnterConnect competes favorably with respect to these factors.

EnterConnect® AppSuite Competitors

Principle AppSuite competitors in the collaboration category include: ColSpace, Sodesqa and Webex.  Principle AppSuite competitors in the SaaS category include: Adenin-Dynamic Intranet, HyperOffice, Adweb-Intranet Dashboard, TeamPortals-IceBox, Ice Web- IcePortal, Trichy-WorkZone and iCentera.

EnterConnect® AppExchange

Principle AppExchange competitors include:   SalesForce.com’s APPExchange, NetSuite’s SuiteFlex, and WebEx Communications’ WebEx Connect, which is being acquired by Cisco Systems.  Increased competition is also anticipated from the Microsoft LIVE exchange to launch this year, as well as marketplaces by IBM and SAP.

Index

Intellectual Property

The Company owns the proprietary, standards-based EnterConnect® Portal Application Platform and product lines, EnterConnect® AppSuite and AppExchange. We rely on a combination of trademark, copyright, trade secret and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.   We currently have no U.S. or international patent applications pending.  We do enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.

EnterConnect® is a trademark of the Company.  All other trademarks referenced in this document are the property of their respective owners.

Employees

As of July 11, 2008, we employed 13 full-time employees and eight contractors.  We believe our relations with our employees are good.

Available Information

We maintain a website at www.enterconnect.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge at our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

RISK FACTORS

We Have a Limited Operating History

We were only recently formed and have no significant operating history in our intended field of endeavor and have sustained substantial losses. Since inception, we have suffered net losses of $6.0 million.  There can be no assurance that we will be successful in building our business or that our business model will prove to be successful.

Our Auditors Have Issued a Going Concern Opinion

Our independent public accountants have expressed a going concern opinion of our financial statements as of March 31, 2008.  This means there is substantial doubt that we can continue as a going concern without additional financing and/or generating profits.  If we are unable to do so, we will likely have to cease operations and shareholders and investors may lose all of their investments.

Index

We Have Material Future Financing Needs

Our business model requires additional financing in order to expand our marketing and sales efforts. No assurance can be given that additional financing will be available to us on acceptable terms, if at all. If we raise additional funds by issuing additional equity securities, further dilution to existing equity holders will result. If adequate additional funds are not available, we may be required to curtail significantly our long-term business objectives and our results from operations may be materially and adversely affected.  Accordingly, there is substantive doubt whether we can fulfill our business plan or commence revenue generating operations.

If We Are Unable To Raise Capital In The Future, We May Be Unable To Fund Operating Cash Shortfalls

There can be no assurance that additional financing may be available to us on acceptable terms, or at all. Our inability to obtain any needed financing could hinder our ability to fund our operations and our sales efforts.  Any financing may cause significant dilution to existing shareholders. Any debt financing or other financing of securities senior to common stock likely will include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.

Our Directors, Executive Officers and Principal Stockholders have Effective Control of the Company, Preventing Non-Affiliate Stockholders from Significantly Influencing Our Direction and Future

Our directors, officers, 5% stockholders and their affiliates control a majority of our outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

There is Only a Limited Public Market for Our Common Stock, and even if a Market Develops, It Will Likely be Thin and Subject To Manipulation

There is only a limited public market for our common stock and we can provide no assurance that a public market for our common stock will develop in the future. Even if a public market does develop, the volume of trading in our common stock will presumably be limited and likely dominated by a few individuals. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

The Market Price for Our Common Stock Will Likely Be Volatile and May Change Dramatically At Any Time

The market price of our common stock, like that of the securities of other early-stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

●	intentional manipulation of our stock price by existing or future stockholders;

●	short selling of our common stock or related derivative securities;

Index

●	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;

●	the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;

●	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;

●	developments in the businesses of companies that purchase our products; and

●	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

Our Ability to Issue Preferred Stock and Common Stock May Significantly Dilute Ownership and Voting Power, Negatively Affect the Price of Our Common Stock and Inhibit Hostile Takeovers

Under our Articles of Incorporation, we are authorized to issue up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock without seeking stockholder approval. Our board of directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without stockholder approval. Any issuance of such preferred stock or common stock would dilute the ownership and voting power of existing holders of our common stock and may have a negative effect on the price of our common stock. The issuance of preferred stock without stockholder approval may also be used by management to stop or delay a change of control, or might discourage third parties from seeking a change of control of our company, even though some stockholders or potential investors may view possible takeover attempts as potentially beneficial to our stockholders.

Arbitrary Determination of Offering Price

The offering price for the shares of Common Stock was determined arbitrarily, and such price should not be considered an indication of the actual value of the Company as it bears no relationship to the book value, assets, or earnings to the Company or to other recognized criteria of value.

We Depend on Key Management Personnel for our Future Success

Our success depends in large part on the continued services of Sam Jankovich, our Chief Executive Officer and Director. The loss of his services may materially and adversely affect our business and results of operations.  In addition, if any key management personnel resign to join a competitor or form a competing company, the loss of such personnel, together with the loss of any clients or potential clients to such competitor, could materially and adversely affect the business and results of operations of the Company.  Currently, we do not have any agreements with Mr. Jankovich prohibiting him from joining competitors, forming competing companies, soliciting existing clients or disclosing information deemed confidential to us; there is no guarantee that such agreements will be effective in preventing the key management personnel from engaging in the prohibited actions.  We cannot guarantee that we will be able to replace any of these individuals in the event their services become unavailable.

Expansion and Retention of Customer Accounts

Our success depends on our ability to attract and retain customers; these customers can terminate their accounts on little or short notice. Currently, we have engaged in only limited sales and have few customers.  Accordingly, we may lose or gain significant accounts each year.  There can be no assurance that we can retain our existing customers and add new customers as we attempt to expand our business.  See “Business - Customers.”

Index

Competition

Although we believe we will be able to compete on the basis of the quality of our service, price and reputation, and build personal relationships with customers, there can be no assurance that we will be able to generate or improve our competitive position as we implement our proposed marketing program. See “Business – Competition.”

Control by Current Stockholders

We are currently controlled by Sam Jankovich, our Chief Executive Officer and Director, and Private Capital Group, LLC (“PCG”), whose principal, Michael Wainstein, serves as a Director, and who own approximately 33% and 28% of our Common Stock respectively.  The principal stockholders will continue to own our common stock giving them voting control over the remaining stockholders.  Since the common stock does not have cumulative voting rights, they will be able to determine and direct our affairs and policies and the use of all funds available to us.  Conversely, purchasers of common stock will have no effective voice in the management of the Company.

Absence of Cash Dividends

It is unlikely we will declare or pay dividends on our common stock in the foreseeable future out of future earnings, if any, even if permitted to do so under applicable law.  We currently intend to retain earnings, if any, to fund our continued operations and proposed expansion.  See “Dividend Policy.”

If the Protection of Intellectual Property is Inadequate, Competitors May Gain Access to Our Content and Technology

We seek to develop and maintain the proprietary aspects of our products and technology. To protect this proprietary content and technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets and patent, copyright, and trademark laws.

We seek to avoid disclosure of our trade secrets through a number of means including, but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements.  We seek to protect our software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection.  We cannot be certain that any of our proprietary rights with respect to our products and services will be viable or of value in the future because, among other reasons, the validity, enforceability and type of protection of proprietary rights in our industries are uncertain and still evolving and many different entities are simultaneously seeking intellectual property rights relevant to software based applications.

We have no patents and may not receive a patent related to any of our products and services.  Our future patents, if any, may be successfully challenged, rendering them invalid or unenforceable, or may not provide us with any competitive advantages.  We may not develop proprietary products or technologies that are patentable and other parties may have dominating patent claims.  Additionally, other parties may have patent rights relating to the same subject matter covered by patents issued to us, enabling them to use the patented technology or license it to others without our consent.  The validity and enforceability of our future patents, if any, may also be affected by future legislative actions or judicial decisions.

Our trademarks may not provide us with any competitive advantages.  None of our trademarks may be registrable, and other parties may have priority of use of such trademarks or variants thereof.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products and intellectual property or to obtain and use information that we regard as proprietary.  Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our intellectual property exits, piracy can be expected to be a persistent problem.  In addition, the laws and enforcement mechanisms of some foreign countries do not protect our proprietary rights as much as do the laws of the United States.  Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products, or design around patents issued to us, our content, or other intellectual property.

Index

There has been a substantial amount of litigation in the internet industry regarding intellectual property rights.  It is possible that in the future third parties may claim that we or our current or potential future products or services infringe upon their intellectual property.  We expect that developers and providers of e-commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in this industry segment grows and the functionality of products in different industry segments overlaps.  Any claims, with or without merit, could be time-consuming, result in costly litigation, cause delays in implementation of our services or require us to enter into license agreements.  Licenses, if required, may not be available on terms acceptable to us, which could seriously harm our business.

Our Business is Subject to U.S. and Foreign Government Regulation of the Internet

We are affected by government regulation of the Internet by the United States, at the state, local and federal government levels, and foreign governmental bodies.  Because new legislation is continuously being created and implemented, we are not certain how our business will be impacted and cannot predict if or how any future legislation would impact our business.  In addition, we may be indirectly affected by certain new legislation to the extent it impacts our clients and potential clients.

We Incur Increased Costs as a Result of Being a Public Company

As a public company, with a class of reporting securities, we incur significant legal, accounting and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with the new rules implemented by the Securities and Exchange Commission. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

ITEM 2.	DESCRIPTION OF PROPERTY

EnterConnect leases a 3,143 square foot office in San Jose, California.  The lease is for a term of three years at the monthly rate increasing from $6,915 per month to $7,335 per month. We believe this space is adequate for current operations and do not anticipate that it will require any additional premises in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

Index

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

The Company’s common stock began trading on the Over The Counter Bulletin Board under the symbol ECNI on November 27, 2007. The table below sets forth the high and low prices for our common stock for the quarters since the shares have been publically traded. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since our common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for our common stock and we do not expect to declare dividends in the foreseeable future since we intend to utilize our earnings, if any, to finance its future growth, including possible acquisitions.

Common Stock Symbol ECNI
	High	Low

Fiscal 08 Third Quarter	$1.20	$0.75
Fiscal 08 Fourth Quarter	$1.10	$0.85

As of March 31, 2008, we had approximately 45 shareholders of record and approximately 88 beneficial owners.

Dividend Policy. We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to operate and expand our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in connection with our financial statements and related notes thereto. This discussion contains statements reflecting the opinions of management as well as forward-looking statements regarding the market and our business that involve risk and uncertainty. These statements relate to expectations and concern matters that are not historical facts. Words such as “believes,” “intends,” “expects,” “anticipates” and similar expressions used throughout this document indicate that forward-looking statements are being made. See “Cautionary Statement Regarding Forward-Looking Statements and Information” and “Risk Factors” above for a list of important factors that could cause actual results to differ from the forward looking statements contained in this report.

Liquidity and Going Concern

The financial statements included in this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty. At March 31, 2008, the Company had an accumulated deficit of $(6.0) million.  At May 31, 2008, we had $1.5 million in cash. We have incurred net losses since our inception and we anticipate that we will continue to operate in a deficit position for the foreseeable future. We believe that our existing funds will be sufficient to fund our current operations for the next six months based upon our estimated future operations. Due to our inability to generate sufficient revenue to cover operating expenses, we will require additional financing in order to conduct our normal operating activities and cover our monthly expenses. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms favorable to our Company. These circumstances raise substantial doubt about our ability to continue as a going concern.

We expect to increase our revenues during fiscal 2009. However, we cannot be certain that the anticipated revenues and corresponding cash flows will materialize. If our revenues and cash flows are not adequate to enable us to meet our obligations; we will need to raise additional funds to cover the shortfall through either commercial loans or additional public or private offerings of our securities. We are currently investigating additional funding opportunities, talking to potential investors who could provide financing.

Index

Based on our prior success in raising capital when required through private placements, we are hopeful that we will be able to secure appropriate financing in the future. We have no current commitments for additional financing, and there can be no assurance that any private or public offering of debt or equity securities or other funding arrangements could be effected on a timely basis or to an extent sufficient to enable us to continue to satisfy our capital requirements. If we fail to demonstrate an ability to generate sufficient revenue to meet our obligations and sustain our operations, our ability to continue to raise capital may be impaired and we may not be able to continue as a going concern.

In view of our lack of operating history and present inability to generate revenues sufficient to cover our operating expenses, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

Our Business

EnterConnect, Inc. (“EnterConnect”, or the “Company”) is a developer in enterprise portal strategies and best practices to deliver proprietary, ‘business-ready’ employee, customer and partner portal solutions.  Our products and software-as-a-service (SaaS) offerings are deployed through our propriety application exchange, which SaaS enables other Independent Software Vendors (ISVs) and their applications - enabling global mid-market companies to find, try and buy software or services that meet their needs and budget.

EnterConnect Inc. was incorporated in accordance with the laws of the State of Nevada to acquire, develop, market and sell EnterConnect™, a software program that provides document management, content management, collaboration, search and security (“EnterConnect”).  In November 2006, the Company commenced a Regulation D Offering of its securities to acquire the EnterConnect platform from Enterpulse, Inc., a Georgia corporation.  On December 21, 2006, the Company and Enterpulse consummated an Asset Purchase Agreement whereby the Company acquired the EnterConnect platform and certain related assets and personnel for the aggregate purchase price of $1.1 million.

EnterConnect Strategy

Our mission is to leverage our strength as a leader in enterprise portal strategies and best practices to deliver proprietary, ‘business-ready’ employee, customer and partner portal solutions that are economical, easy-to-use, easy-to-deploy and easy-to-manage. We deploy our products and software services through our propriety application exchange, which SaaS enables other Independent Software Vendors (ISVs) and their applications - making it as easy as possible for global mid-market companies to find, try and buy software or services that meet their needs and budget.

Key elements of our strategy include:

·	Strengthening and extending our product offerings.

·	Deepening relationships with strategic partners and better leveraging their indirect channels.

·	Establishing the Internet channel as our primary channel for global software deployment.

·	Extending our tiered distribution channels.

Plan of Operation and Summary of Financial Results

EnterConnect's plan of operation over the next twelve (12) months following the date of this Report is to continue developing our website marketplace for Independent Software Vendors (ISVs), Systems Integrators (SIs), Value Added Resellers (VARs), and customers.  We have only recently commenced operation of our website at http://www.soaapps.com and have generated only limited revenue from partners participating in the partner program.  To continue active business operations we will need to engage in a number of product launch and post-launch activities including enhancing our software product to support the needs of our partners;  putting into place the necessary infrastructure to support our e-commerce operations, including order placement, secure payment, and delivery systems; creating a referral network to begin operations; training sales and marketing and customer service representatives; and formulating and implementing an aggressive marketing campaign to drive the customer base to our website.  We anticipate that these activities will require $4 million of funding.  There can be no assurance that we will raise sufficient funds or generate sufficient revenues to implement any of these procedures.

Index

At March 31, 2008, EnterConnect's cash position was $2.3 million. The issuance of convertible notes and offerings of our common stock and warrants aggregated funds in the amount of $4.9 million, net of costs.  At its current rate of expenditures, EnterConnect will only have cash available to maintain operations for approximately six months of operations.  We may seek to offer our securities in one or more public or private offerings to fund our operations for the next 12 months.  Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  As discussed above, our audited financial statements at March 31, 2008, expressed substantial doubt about our ability to continue as a “going concern”.

In the event that we do not have sufficient funds necessary to fund our plan of operations for the next 12 months, we may be required to scale down our Sales and Marketing and Research and Development expense.

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

Fiscal 2008 Highlights

During the fiscal year ended, March 31, 2008, we accomplished the following:

•	Earned our first revenues totaling $116,000

•	Launched SOAapps.com, a SaaS marketplace for businesses seeking enterprise-class, subscription-based software solutions

•	Obtained additional funding through the issuance of $4.8 million in convertible notes and sold $0.7 million in common stock and warrants

•	Entered into a strategic agreement with BEA Systems (acquired by Oracle Corporation) to provide underlying enterprise infrastructure software

Results of Operations

Total revenues were $116,000 in fiscal 2008 and $0 during the period November 13, 2006 (date of inception) to March 31, 2007 (“fiscal 2007”).  Revenues represent subscription sales of $60,000 and professional services of $56,000.   Total cost of revenues was $78,120 and $0 in fiscal 2008 and fiscal 2007, respectively.  Cost of revenues represents fees paid to a third-party service provider to support our SaaS marketplace.  Cost of revenues, as a percentage of total revenues, is expected to decrease as revenues increase.  Total operating expense increased to $3.1 million in fiscal 2008 from $0.8 million in fiscal 2007 due primarily to a full 12 months of expenses in fiscal 2008, compared to the period November 13, 2006 to March 31, 2007 in fiscal 2007.  Total expenses also increased in fiscal 2008 as a result increased salaries from new employees and costs associated with being a public company.  Interest expense increased to $1.6 million from $0.5 million as a result of the issuance of the senior secured convertible notes in December 2007.

Index

Research and Development

In September of 2007, we commenced the operation of our SOAapps.com website for our marketplace.  In fiscal 2009, we plan to have completed several iterations of new releases of the website to increase functionality and to support anticipated partner and customer needs.  In addition to planned upgrades, the plan also acknowledges that partner and customer behavior patterns will drive additional research and development.  We also plan to utilize partner and third party solutions to augment marketplace capabilities to provide further value.  We expect to perform product analysis and selection activities during the next twelve months to integrate key components and capabilities to the marketplace.  If existing products do not provide the needed capabilities, we will incur additional research and development costs to build those capabilities ourselves.

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

Personnel

During the first quarter of fiscal 2009, we have added a Chief Financial Officer, a Chief Marketing Officer and three sales and support personnel.  We expect to add an additional 2-4 full-time employees to further support sales, marketing and administration during the remainder of fiscal 2009.  As needed, we also anticipate an increase in our use of offshore and contract resources to meet the needs of the development operations.

We presently have 13 full-time employees and eight contractors.  The Company believes its relations with its employees are good.

Facilities

Our headquarters is in San Jose, California.  EnterConnect leases a 3,143 square foot office in San Jose, California.  The lease is for a term of three years at the monthly rate increasing from $6,915 per month to $7,335 per month. We believe this space is adequate for current operations and do not anticipate that it will require any additional premises in the foreseeable future.

Legal Proceedings

We are not currently a party to any material legal proceedings.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Index

Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences, which are of a limited duration given our status as an early stage company. We also consider factors and assumptions we believe to be appropriate under the circumstances, but in some cases we do not control the implementation timelines associated with the assumptions we must formulate. Actual results may differ from our current and previous estimates, and we might obtain or formulate different estimates if we used different assumptions or conditions. We believe the critical accounting polices briefly described below affect our current evaluations and the estimates used in the preparation of our financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. For a further discussion on the application of these and other accounting policies, see Note 3 to our financial statements included elsewhere in this report.

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services revenue. Because the Company provides its application as a service, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104,  Revenue Recognition  and Emerging Issues Task Force Issue No. 00-21,  Revenue Arrangements with Multiple Deliverables . The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the customer;

•	The collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

The Company’s arrangements do not contain general rights of return.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Professional services revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of the Company’s consulting contracts are on a time and material basis. For revenue arrangements with multiple deliverables, such as an arrangement that includes subscription, premium support, consulting or training services, the Company allocates the total amount the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

Index

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. These deferred costs are included in prepaid expenses and other current assets and other assets.  As of March 31, 2008, there are no deferred costs on the accompanying balance sheet.

Index

Impairment of Long-Lived Assets

Long-lived assets, including identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. EnterConnect evaluates the recoverability of its long-lived assets based on estimated undiscounted future cash flows and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset is written down to its estimated fair value. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value. The assumptions used by management in its projections of undiscounted cash flows involve significant judgment of material estimates of future revenue and customer acceptance. If the assumptions utilized in the projections do not materialize, the carrying values could become impaired resulting in a substantial impairment expense in the future.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset would generally require management to re-assess the cash flows related to the long-lived assets.

Off-Balance Sheet Arrangements

As of March 31, 2008 and 2007, we had no off-balance sheet arrangements or obligations.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required by this report are located beginning on page F-1 of this report and incorporated by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Based on this evaluation, we concluded that the Company's controls were ineffective as of the end of the fiscal year due to inherent weaknesses present in the Company’s financial controls which led to the Company’s Chief Executive Officer being reimbursed in excess of the expenses paid on the Company’s behalf. The Company believes that it has taken steps for remediation of these weaknesses including the retention of a permanent Chief Financial Officer and the institution of additional financial controls.

During fiscal 2008, the Company began its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act. While not fully compliant with Section 404 requirements as of March 31, 2008, activities to date involve reviewing the Company’s documentation of control procedures being followed and improving or strengthening those controls where necessary. The Company plans to continue with assessment, documentation, testing and improvement of internal controls over financial reporting and expects to become Section 404 compliant during fiscal 2009.

Index

Changes in Internal Controls Over Financial Reporting and Management’s Remediation Initiatives

As defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weakness in our internal control over financial reporting as we did not have adequate controls in place to establish and maintain an effective control environment. The following deficiency in the control environment constituted a material weakness:

We did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States (referred to as GAAP) and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act.

This weakness was evidenced during the preparation of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 by the need for a significant revision to our financial statements relating to salary expense; and a significant revision to additional paid-in-capital for common stock warrants that were issued but not accounted for in the financial statements.  During fiscal 2007, certain common stock warrants were also issued and not accounted for in the financial statements which caused a restatement of the March 31, 2007 financial statements.

Upon identification of the material weakness, management advised our Board of the issues encountered and management’s key decisions related to remediation efforts. The Company has completed its remediation of this material weakness by hiring a Chief Financial Officer, effective March 24, 2008, who is trained in the preparation of financial statements in accordance with GAAP and who can supplement the experience of our current accounting resources that is necessary to ensure that we have in place appropriate internal control over financial reporting.

Although this material weakness over preparation of the financial statements and related disclosures existed at year end, the financial statements in this Annual Report on Form 10-KSB fairly present, in all material respects, our financial condition as of March 31, 2008 and 2007, in conformity with GAAP.

While we have taken appropriate steps to remediate the material weakness described above, additional measures may be required. The effectiveness of our internal controls following our remediation efforts will not be known until we test those controls in connection with management’s tests of internal control over financial reporting that will be performed in fiscal 2009.

This annual report does not include an attestation report of our registered public accounting firm, Li & Company PC, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

None

Index

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTIONS 16(a) OF THE EXCHANGE ACT

Name	Age	Position

Sam Jankovich	47	Chairman and Chief Executive Officer

Michael Wainstein	36	Director

Dean Galland	47	Executive Vice President, Chief Financial and Operating Officer – Resigned as Chief Financial Officer March 23, 2008

Carolyn Zelnio	44	Chief Financial Officer

Sam Jankovich, Chairman and Chief Executive Officer

As Chairman and Chief Executive Officer of EnterConnect Inc., Mr. Jankovich, 47, is taking his vision of enterprise portals delivered in a software as a service (SAAS) model to the market. In this role, Mr. Jankovich defines the overall company strategy and set standards in the on-demand portal space. Prior to founding EnterConnect Inc., and from November 2000 to December 2006, Mr. Jankovich was instrumental in driving the direction and revenue growth of Enterpulse, the company that originally incepted the EnterConnect product and spun off EnterConnect, Inc. Mr. Jankovich launched Enterpulse's portal strategy, which serves as the foundation of many of its offerings, and led to the creation of the premier intranet/extranet portal product, EnterConnect.  Mr. Jankovich has held key executive roles for former companies in the computer telephony and CRM industries, including PwC, marchFirst, Groundswell, and CTI Interactive, which he founded.  He holds a Bachelor of Arts degree in Business Administration from Washington State University.

Michael Wainstein, Director

Michael Wainstein, 36, is a co-founder of EnterConnect Inc. He has also served as a founder of Private Capital Group, LLC. since its formation in 2001. Mr. Wainstein has invested for PCG in a variety of industries ranging from new media to energy. Mr. Wainstein is a graduate of New York University with a Bachelor of Arts degree in Economics and a graduate of New York Law School. He is a member of the New York Bar.

Dean Galland, Executive Vice President, Chief Operating Officer

As Chief Operating Officer of EnterConnect Inc., Mr. Galland, 47, oversees daily operations, supports the strategies set forth by the CEO, and is responsible for overall business results.  Prior to EnterConnect Inc. and from November 2000 to December 2006, Mr. Galland served as regional vice president for Enterpulse, where he managed the company's West Coast presence, growing its business and mentoring its staff.  Deeply involved from an executive account leadership perspective for premier clients in the West, Mr. Galland was responsible for ensuring that the emerging needs of complex systems were met through program management, systems integration, and Q&A support. Mr. Galland also provided client executives with strategy and design recommendations, including how to connect business objectives to portal initiatives that serve the needs of customers, suppliers and employees. He facilitated numerous organizational, creative, and developmental programs and played an essential role in managing client teams. Mr. Galland graduated with a Bachelor of Science in Computer Science from Colorado State University.

Carolyn Zelnio, Chief Financial Officer

Previously, Ms. Zelnio, 44, served as Vice President of Global Treasury, Audit and Corporate Compliance at Witness Systems Inc. from July 1999 to August 2007, where she oversaw corporate functions for SEC and Sarbanes-Oxley reporting and compliance, banking, third-party financing arrangements, worldwide tax strategies and treasury and cash management. Prior thereto and from June 1997, Ms. Zelnio served as Director of Financial Reporting at The Alpine Group Inc., an international holding company, and served as a senior manager at KPMG LLP, where she specialized in the audits of large-cap companies from January 1988 to May 1997.  Ms. Zelnio holds a Bachelor of Accounting from Florida International University.  She is a certified public accountant in the state of Georgia.

Information regarding the Company’s Code of Ethics are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2007. Any amendments to, or waivers from, a provision of our codes of ethics that apply to our principal executive officer, principal financial officer, or persons performing similar functions and that relate to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.enterconnect.com.

ITEM 10.	EXECUTIVE COMPENSATION

All compensation for executives is in cash and does not include any type of non-cash compensation. The following table sets forth information concerning the annual and long-term compensation of our executive officers who have served at the end of the fiscal year March 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Sam Jankovich, Chairman of the Board and Chief Executive Officer	2007	250,000	-0-	-0-	-0-	-0-	-0-	-0-	250,000

	2008	250,000	73,279	-0-	-0-	-0-	-0-	-0-	323,279

Michael Wainstein, Director	2007	83,333	-0-	-0-	-0-	-0-	-0-	-0-	83,333

	2008	83,333	-0-	-0-	-0-	-0-	-0-	-0-	83,333

Dean Galland, Chief Financial and Operating Officer – Resigned as C.F.O March 23, 2008	2007	250,000	-0-	-0-	-0-	-0-	-0-	-0-	250,000

	2008	250,000	-0-	36,466	-0-	-0-	-0-	-0-	286,466

Carolyn Zelnio, Chief Financial Officer	2008	3,864	-0-	-0-	-0-	-0-	-0-	-0-	3,864

Compensation of Directors

All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Director's and/or committee meetings.

Employment Agreements

We have not entered into formal employment agreements with our executive officers. We do have employee agreements with all of our employees.  This is a standard employee agreement which includes hourly pay, vacation, expectations, etc.

Benefit Plans

We do not have any pension plan, profit sharing plan, or similar plans for the benefit of our executives or employees. However we may establish such plans in the future.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Sam Jankovich (3)	9,000,000	33.1%
Michael Wainstein (4)	7,725,000	28.4%
Dean Galland	2,109,400	7.8%
Officers and directors as a group (3 persons)	18,834,400	69.2%

(1) "Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Based upon 27,205,261 shares of common stock outstanding.

(3) Mr. Jankovich may be considered a promoter of the Company.  He is located at 100 Century Center Court, Suite 650, San Jose, California 95112.

(4) Beneficially owned by Private Capital Group, LLC.  Mr. Wainstein may be considered a promoter of the Company.  He is located at 1500 Broadway, Suite 2003, New York, New York, 10036.

The Company has authorized 100,000,000 shares of Common Stock, par value $0.001 (the “Common Stock”) of which 27,205,261 shares are issued and outstanding and 10,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”) of which no shares were issued and outstanding.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

On July 14, 2008, the Company entered into a Consulting Agreement with Private Capital Group LLC (“PCG”) for consulting services on behalf of the Company.  Pursuant to the agreement, PCG will provide consulting services to the Company regarding mergers, acquisitions, and related transaction.  The term of the agreement is for a period of two years, renewable for additional two year periods unless cancelled by either party upon ninety (90) days prior written notice.  As compensation under the Agreement, PCG will receive $83,333 annually.  Michael Wainstein, the Company’s Director is PCG’s principal and founder.

Index

ITEM 13.	EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement between Priority Software, Inc. and Enterpulse, Inc.(1)
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
4.1	Form Subscription Agreement (2)
4.2	Form of Common Stock Purchase Warrant (2)
4.3	Securities Purchase Agreement dated December 20, 2007 (3)
4.4	Registration Rights Agreement dated December 20, 2007 (3)
4.5	Form of Common Stock Purchase Warrant (3)
4.6	Form of Senior Secured Convertible Note (3)
4.7	Collateral Agency Agreement December 20, 2007 (3)
4.8	Pledge and Security Agreement December 20, 2007 (3)
4.9	Form of Lock Up Agreement (1)
10.1	Form of Employee Settlement and Release Agreement (1)
10.2	Financial Advisory Agreement with Bridgestream Partners, LLC (1)
10.3	Memorandum of Understanding with Global Media Fund Inc.(1)
10.4	Form of Subscription Agreement of Bridge Financing (1)
31.1	Section 302 Certification Of Chief Executive Officer (4)
31.2	Section 302 Certification Chief Financial Officer (4)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (4)

(1) Incorporated by reference to the Company’s registration statement on Form SB-2, filed with the Securities Commission on August 15, 2007, as amended.

(2) Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 12, 2007.

(3) Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 21, 2007.

(4)  Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERCONNECT INC.

By:	/s/ SAM JANKOVICH
Name: Sam Jankovich
Title: Chief Executive Officer

Date: July 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Date	Title

/s/ MICHAEL WAINSTEIN	July14, 2008	Director
Michael Wainstein

/s/ CAROLYN ZELNIO	July 14, 2008	Chief Financial Officer
Carolyn Zelnio

Index

ENTERCONNECT INC.

MARCH 31, 2008 and 2007

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EnterConnect Inc.
San Jose, California

We have audited the accompanying balance sheets of EnterConnect Inc. (“EnterConnect” or the "Company") as of March 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the fiscal year ended March 31, 2008 and the period from November 13, 2006 (Inception) through March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of EnterConnect as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the fiscal year ended March 31, 2008 and the period from November 13, 2006 (Inception) through March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The Company’s balance sheet as of March 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period from November 13, 2006 (Inception) through March 31, 2007 have been restated.  The restatements of the financial statements are described in Note 2.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses since inception and has used substantial amounts of working capital in its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Skillman, New Jersey
July 14, 2008

Index

ENTERCONNECT INC.

Balance Sheets
March 31, 2008 and 2007

	2008	2007
		(Restated)
ASSETS
Current Assets:
Cash	$2,131,711	$114,246
Restricted cash	200,569	-
Prepaid expenses and other current assets	204,614	41,203
Total current assets	2,536,894	155,449

Property and equipment, less accumulated depreciation of $22,511 and $4,045, respectively	36,955	51,219
Intangible assets, net of accumulated amortization of $250,001 and $50,001, respectively	749,999	949,999
Deposits	15,500	8,678

TOTAL ASSETS	$3,339,348	$1,165,345

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$306,525	$78,353
Accrued expenses	114,401	40,222
Convertible notes payable, net of discount of $4,548,464	342,536	-
Total current liabilities	763,462	118,575

Stockholders' Equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 27,205,261and 20,266,112 shares issued and outstanding, respectively	27,205	20,266
Additional paid-in capital	10,514,261	2,366,444
Deferred compensation	(1,931,345)	-
Accumulated deficit	(6,034,235)	(1,339,940)
Total stockholders’ equity	2,575,886	1,046,770

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,339,348	$1,165,345

See accompanying notes to the financial statements.

Index

ENTERCONNECT INC.

Statements of Operations
For the Fiscal Year Ended March 31, 2008 and
For the Period from November 13, 2006 (Inception) Through March 31, 2007

	2008	2007
		(Restated)

Revenues:
Subscription and support	$60,000	$-
Professional services	56,000	-
Total revenues	116,000	-

Cost of revenues	78,120	-
Gross profit	37,880	-

Operating Expenses:
Selling, general and administrative	1,055,867	403,834
Sales and marketing	428,733	172,118
Research and development	1,604,838	231,642
Total operating expenses	3,089,438	807,594

Loss from operations	(3,051,558)	(807,594)

Other expenses:
Interest expense	1,641,937	532,346
Total other expenses	1,641,937	532,346

Loss from operations before income taxes	(4,693,495)	(1,339,940)

Income taxes	800	-

Net loss	$(4,694,295)	$(1,339,940)

Net loss per common share - basic and diluted	$(0.19)	$(0.07)

Weighted average number of common shares outstanding – basic and diluted	24,972,208	18,016,303

See accompanying notes to the financial statements.

Index

ENTERCONNECT INC.

Statement of Stockholders’ Equity
For the Fiscal Year Ended March 31, 2008 and
For the Period from November 13, 2006 (Inception) Through March 31, 2007

	Common Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
			(Restated)		(Restated)	(Restated)

Balance, November 13, 2006 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for services	18,000,000	18,000				18,000
Issuance of warrants in connection with convertible notes			379,284			379,284
Issuance of common stock from conversion of notes (net of costs of $276,366)	2,266,112	2,266	1,987,160			1,989,426

Net loss					(1,339,940)	(1,339,940)

Balance, March 31, 2007	20,266,112	20,266	2,366,444	-	(1,339,940)	1,046,770

Issuance of common stock for services	4,834,816	4,835	2,100,901	(2,000,000)		105,736

Accretion of deferred compensation				68,655		68,655

Issuance of common stock for debentures	1,171,000	1,171				1,171

Issuance of common stock for cash	933,333	933	699,067			700,000

Issuance of warrants in connection with convertible notes (net of costs of $920,317)			5,347,849			5,347,849

Net loss					(4,694,295)	(4,694,295)
Balance, March 31, 2008	27,205,261	$27,205	$10,514,261	$(1,931,345)	$(6,034,235)	$2,575,886

See accompanying notes to the financial statements.

Index

ENTERCONNECT INC.

Statements of Cash Flows
For the Fiscal Year Ended March 31, 2008 and
 For the Period from November 13, 2006 (Inception) Through March 31, 2007

	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,694,295)	$(1,339,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,466	54,046
Accretion of discount on convertible notes payable	1,484,654	-
Accretion of deferred stock compensation	68,655	-
Warrants issued in exchange for interest	-	56,115
Common stock issued for services	105,736	18,000
Changes in assets and liabilities:
Increase in other current assets	(163,411)	(41,203)
Increase in deposits	(6,822)	(8,678)
Increase in accounts payable	228,170	78,353
Increase in accrued expenses	74,180	40,221
Interest accrued to convertible notes payable	68,000	-
Net Cash Used in Operating Activities	(2,616,667)	(1,143,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,202)	(55,264)
Acquired technology	-	(1,000,000)
Net Cash Used in Investing Activities	(4,202)	(1,055,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net of costs of $684,097 and $276,366, respectively	4,151,403	2,312,596
Proceeds from issuance of common stock	700,000	-
Repayment of convertible debenture	(12,500)	-
Net Cash Provided by Financing Activities	4,838,903	2,312,596

INCREASE IN CASH	2,218,034	114,246
Cash transferred to restricted cash	(200,569)	-
CASH AT BEGINNING OF PERIOD	114,246	-
CASH AT END OF PERIOD	$2,131,711	$114,246

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING:

Common stock issued for deferred compensation	$2,000,000	$-

See accompanying notes to the financial statements.

Index

ENTERCONNECT INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

NOTE 1 -   NATURE OF BUSINESS AND GOING CONCERN

Business Description

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

Fiscal Year

The Company’s fiscal year ends on March 31. A reference to fiscal 2008 refers to the fiscal year ending March 31, 2008.  A reference to fiscal 2007 refers to the period from November 13, 2006 (date of inception) to March 31, 2007.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate the Company as a going concern. However, the Company has sustained operating losses since inception and has used substantial amounts of working capital in its operations. These conditions raise substantial doubt in the Company’s ability to continue as a going concern. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements and succeed in its future operations.  While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management has raised additional funds by way of private placement offerings. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

These financial statements do not reflect adjustments that would be necessary if the Company was unable to continue as a going concern. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 2  -   RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the original issuance of EnterConnect’s March 31, 2007 financial statements, the Company concluded that its previously issued financial statements as of, and for the period from November 16, 2006 (inception) through March 31, 2007,  should no longer be relied upon because of certain accounting omissions in those financial statements.  Accordingly, the Company has restated its previously issued financial statements for that period.  Details of the omission are set out below:

Index

For the Fiscal Year ended March 31, 2007:

Amount
To record as interest expense the value of warrants issued in connection with debt financing:
Interest expense	$323,169
Additional paid in capital	$(323,169)

The above mentioned adjustment resulted in additional accumulated deficit of $323,169 on the beginning stockholders’ equity as of March 31, 2008.

The accompanying balance sheet as of March 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the fiscal year ended March 31, 2008 has been restated to reflect the correction of this matter.

The following tables present the impact of the above mentioned adjustments to the financial statement information:

ENTERCONNECT INC.
Statement of Operations
For the Period from November 13, 2006 (Inception) Through March 31, 2007

	As Previously Stated	Adjustment	As Restated
Operating expenses:
Selling, general and administrative	$403,834		$404,834
Sales and marketing	172,118		172,118
Research and development	231,642		231,642
Total operating expenses	807,594		807,594

Total operating loss	(807,594)		(807,594)

Other expenses:
Interest expense	209,177	$323,169	532,346
Total other expenses	209,177	323,169	532,346

Net loss	$(1,016,771)	$(323,169)	$(1,339,940)

Net loss per common share - basic and diluted	$(0.06)	$(0.01)	$(0.07)
Weighted average number of common shares outstanding – basic and diluted	18,016,303		18,016,303

Index

ENTERCONNECT INC.
Balance Sheet
March 31, 2007

	As Previously Stated	Adjustment		As Restated

Current Assets:
Cash	$114,246			$114,246
Prepaid expenses and other current assets	41,203			41,203
Total current assets	155,449			155,449

Property and equipment, less accumulated depreciation of $4,045	51,219			51,219
Intangible assets, net of accumulated amortization of $50,001	949,999			949,999
Deposits	8,678			8,678

TOTAL ASSETS	$1,165,345			$1,165,345

Current Liabilities:
Accounts payable	$78,353			$78,353
Accrued expenses	40,222			40,222
Total current liabilities	118,575			118,575

Stockholders' Equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-			-
Common stock: $0.001 par value; 100,000,000 shares authorized; 20,266,112 shares issued and outstanding	20,266			20,266
Additional paid-in capital	2,043,275		$323,169	2,366,444
Accumulated deficit	(1,016,771)		(323,169)	(1,339,940)
Total stockholders’ equity	1,046,770		-	1,046,770

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,165,345	$		$1,165,345

The adjustments to the statement of cash flows were primarily made to properly reflect the correction of certain accounting omissions related to warrants issued in connection with notes payable converted to equity.  Cash flows from financing activities for the fiscal year ended March 31, 2007 are revised, accordingly.

ENTERCONNECT INC.
Statement of Cash Flows
For the Period from November 13, 2006 (Inception) Through March 31, 2007

	As Previously Stated	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,016,771)	$(323,169)	$(1,339,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,046		54,046
Warrants issued in exchange for interest	56,115		56,115
Common stock issued for services	18,000		18,000
Changes in assets and liabilities:
Increase in other current assets	(41,203)		(41,203)
Increase in deposits	(8,678)		(8,678)
Increase in accounts payable	78,353		78,353
Increase in accrued expenses	40,221		40,221
Net Cash Used in Operating Activities	(819,917)	(323,169)	(1,143,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(55,264)		(55,264)
Acquired technology	(1,000,000)		(1,000,000)
Net Cash Used in Investing Activities	(1,055,264)		(1,055,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net of costs of $276,366	1,989,427	323,169	2,312,596
Net Cash Provided by Financing Activities	1,989,427	323,169	2,312,596

INCREASE IN CASH	114,246	-	114,246

CASH AT BEGINNING OF PERIOD	-
CASH AT END OF PERIOD	$114,246	$-	$114,246

Index

NOTE 3  -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The use of estimates and assumptions may affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material.

Cash and Cash Equivalents
Cash equivalents include demand deposits and money market funds for purposes of the statements of cash flows. EnterConnect considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash
EnterConnect was required to open a $200,000 certificate of deposit to secure for possible losses from corporate credit card purchases.

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives used in computing depreciation are summarized as follows:

Class of Asset	Useful Life in Years
Computer equipment	3 years
Furniture and fixtures	5 years

Ordinary repair and maintenance costs are charged to expense as incurred. When assets are retired, the cost and accumulated depreciation and amortization are removed from their respective accounts and any loss on such retirement is reflected in operating expenses. When assets are otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts and any gain or loss on such sale or disposal is reflected in other income.

Index

Impairment of Long-Lived Assets

Long-lived assets, including identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. EnterConnect evaluates the recoverability of its long-lived assets based on estimated undiscounted future cash flows and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset is written down to its estimated fair value. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value. The assumptions used by management in its projections of undiscounted cash flows involve significant judgment of material estimates of future revenue and customer acceptance. If the assumptions utilized in the projections do not materialize, the carrying values could become impaired resulting in a substantial impairment expense in the future.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value may include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in condition of an asset, or a change in management’s intent to utilize the asset, would generally require management to re-assess the cash flows related to the long-lived assets. At March 31, 2008, the Company determined that there was no impairment based on management’s evaluation.

Fair Value of Financial Instruments

EnterConnect’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and convertible notes payable. The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to their short maturities. The fair value of EnterConnect’s convertible notes payable approximates its carrying value as these financial instruments are reflected net of discounts which management of EnterConnect believes to be reflective of discounts that a willing party would require in order to invest in a similar type of debt instrument.

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services revenue. Because the Company provides its application as a service, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104,  Revenue Recognition  and Emerging Issues Task Force Issue No. 00-21,  Revenue Arrangements with Multiple Deliverables . The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;
•	The service has been provided to the customer;
•	The collection of the fees is reasonably assured; and
•	The amount of fees to be paid by the customer is fixed or determinable.

The Company’s arrangements do not contain general rights of return.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Index

Professional services revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of the Company’s consulting contracts are on a time and material basis. For revenue arrangements with multiple deliverables, such as an arrangement that includes subscription, premium support, consulting or training services, the Company allocates the total amount the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. These deferred costs are included in prepaid expenses and other current assets and other assets.  As of March 31, 2008, there are no deferred costs on the accompanying balance sheet.

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $68,655 and $0 for fiscal 2008 and 2007, respectively.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or Interpretation 48, on April 1, 2007.  The implementation had no effect on the Company’s financial position or results of operations.

Net Loss Per Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128. "Earnings per Share" ("SFAS No. 128"). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of March 31, 2008 and 2007, 18,663,694 and 1,267,640 warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

Reclassifications

Certain reclassifications to the fiscal 2007 balances were made to conform to the current period presentation.

Index

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with the Company’s Annual Report for the year ending March 31, 2009, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end and; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” ("SFAS No. 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement was adopted as of March 31, 2008 and did not impact the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

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

NOTE 4  -   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2008	2007
Computer equipment	$57,910	$55,264
Furniture and fixtures	1,556	-
	$59,446	$55,264

Depreciation expense was $18,465 and $4,045 for fiscal 2008 and fiscal 2007, respectively.

The Company accounts for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and will be depreciated using the straight-line method over an estimated useful life, commencing on the date when the software is ready for use. The Company has not capitalized any computer software costs.

Index

NOTE 5  -   INCOME TAXES

As of March 31, 2008, the Company had deferred tax assets of approximately $2.1 million resulting from temporary differences and net operating loss (“NOL”) carry-forwards of approximately $6 million, which are available to offset future taxable income, if any, through 2027.  As utilization of the net operating loss carry-forwards and temporary difference is not assured, the deferred tax asset has been fully offset by a valuation allowance.

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets at March 31, 2008 and 2007 are as follows:

	2008	2007
		(Restated)
Temporary differences:
Net operating losses and deferred expenses	$1,600,000	$450,000
Less valuation allowance	(1,600,000)	(450,000)
Deferred tax assets	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended
March 31 is as follows:
Federal income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 6  -   CONVERTIBLE NOTES, DEBENTURES AND PRIVATE PLACEMENTS

From December 20, 2006 through February 28, 2007, the Company executed 10% convertible debentures (the “10% Debentures”) aggregating $2.1 million. The holders were entitled, at their option, to convert the 10% Debentures, plus accrued interest, into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at $1.00 per share. The Company was entitled to convert the 10% Debentures into shares of Common Stock upon the occurrence of certain mergers and consolidations, the consummation of an offering of the Company's securities in the aggregate amount of $1,000,000, or upon the filing of a registration statement at a conversion price of $1.00 per share. If not converted, the entire principal amount would have due to the holder on the fifth year anniversary of the debenture with interest to be paid quarterly in cash or shares. The Company, upon consummation of its offering, converted the 10% Debentures and unpaid interest into 2,266,112 shares of Common Stock. In connection with the 10% Debentures, the Company issued to the 10% Debenture holders an aggregate of 6,334,272 warrants with exercise prices of $2.00 per share on the first 2,111,424 warrants, $3.00 per share on the second 2,111,424 warrants, and $4.00 per share on the final 2,111,424 warrants. In addition, the placement agent received 2,111,421 warrants at $1.00 per share.  These warrants are exercisable for a period of three years from the date of issuance. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $379,284. The Black-Scholes Option Pricing Model had the following assumptions: Risk-free interest of 5.0%; dividend yield 0.0%; volatility of 257% and a warrant life of five years.

On July 31, 2007, the Company conducted a private placement of its securities solely to accredited investors.  Subscriptions were for units at a purchase price of $25,000 comprised of a 14% debenture (the “14% Debentures”) and 50,000 shares of the Company's Common Stock. The Company executed subscriptions for investments of $585,500 and issued a total of 1,171,000 shares of Common Stock.  On December 20, 2007, $573,000 of the 14% Debentures were converted into the Senior Secured Convertible Notes described below.  The remaining $12,500 was paid in full.  The shares of Common Stock issued remain outstanding as of March 31, 2008.

Index

On December 20, 2007, the Company consummated subscriptions with certain investors pursuant to which the Company sold $4,823,000 of Senior Secured Convertible Notes (the "Notes"), including $573,000 from the previously issued 14% Debentures.  The Notes, which bear interest at 10% per annum, are convertible into 8,038,333 shares of Common Stock at a conversion price of $0.60 per share and warrants to purchase 8,038,333 shares of Common Stock at an exercise price of $0.80 per share, or a cashless exercise provision if the warrant shares are not registered. In addition, the Company granted 1,062,500 warrants to the placement agent at an exercise price of $0.80 per share and 585,500 warrants to the placement agent of the 14% Debentures at an exercise price of $1.00 per share.  The warrants may be exercised at any time and expire in five years, except for the 585,500 warrants, which expire in three years. The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $6,033,118. The Black-Scholes Option Pricing Model had the following assumptions: risk-free interest of 5.2%; dividend yield 0.0%; volatility of 72% and warrant lives of three and five years.

The Company also executed a registration rights agreement to file a registration statement for 130% of the shares underlying the Notes and related warrant shares sold in the December 30, 2007 offering within 30 days and have the registration statement declared effective within 120 days.  On June 19, 2008, the Company entered into a Waiver and Amendment Agreement with the investors to extend the effective date to 240 days from 120 days; and to register 2,369,176 warrant shares and no shares underlying the Notes.  The registration rights agreement provides for penalties of up to 3% per month on the outstanding Note balance if certain registration covenants are not met by EnterConnect.  The Company is in compliance with its registration rights agreement covenants as of March 31, 2008.

Interest on the Notes is due quarterly, with 50% payable in cash and by adding the remaining amount to the outstanding principal amount of the Note.  The interest rate of 10% per annum is subject to adjustment up to 18% per annum upon the occurrence of certain events of default.  The Notes mature of December 20, 2010 and the Company, at its option, may convert the Notes on December 20, 2008.

NOTE 7  -   STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

Common Stock

On November 13, 2006, the Company issued 9,000,000 shares of common stock to each of its founders, Sam Jankovich and Private Capital Group, LLC. (“PCG”) These shares were recorded at their par value of $0.001 or $18,000.

During fiscal 2007, the Company converted its Debentures into 2,266,112 shares of Common Stock (see Note 6).

On June 19, 2007, the Company entered into a Memorandum of Understanding with Global Media Fund, Inc. (“Global”) whereby Global agreed to distribute newspaper features, radio features and other marketing media with an agreed-upon value of $2,000,000 for 1,000,000 shares of Common Stock. EnterConnect agreed that if the market value of these shares falls below $700,000, then all work shall cease.  The Company then has the option to issue Global an additional number of shares or cash to bring the level back to $1 million or Global has the right to terminate the Agreement.  As of March 31, 2008, the value of the shares exceeded $700,000.  Subsequent to this date, the value of the Global shares has fallen below the $700,000, however, no current projects were being performed at that time and Global has not exercised its right to terminate the agreement.  Management of the Company does not expect to be required to issue any additional cash or shares of Common Stock and Global will to continue to provide the full amount of services to the Company through December 31, 2009.

On June 29, 2007, the Company entered into Release and Settlement Agreements with the five of its key employees. The Company issued 3,754,816 shares of Common Stock in consideration of the employees releasing the Company from any and all claims, contracts, liabilities and suits. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.   These shares were recorded to payroll expense in the accompany statement of operations in the amount of $105,656 based upon the value of the services provided by the employee.

Index

On July 31, 2007, the Company issued 1,171,000 shares of Common Stock as part of its private placement offering (see Note 6).

On December 6, 2007, the Company conducted a private placement of its securities solely to accredited investors.  Subscriptions were for units of common stock and common stock purchase warrants at $100,000 per unit.  The Company executed investments of $700,000 for a total of 933,333 shares of Common Stock and warrants to purchase 466,666 shares of Common Stock. The warrants are exercisable at $1.50 per share and may be exercised at any time and expire in 7 years. The Company issued 140,000 placement agent warrants in connection with this offering all of which are exercisable into shares of Common Stock at a price of $1.50 per share.  The fair value of the warrants issued using the Black-Scholes Option Pricing Model was $298,122. The Black-Scholes Option Pricing Model had the following assumptions: risk-free interest of 5.2%; dividend yield 0.0%; volatility of 72% and a warrant life of seven years.

On February 28, 2008, the Company issued 80,000 shares of Common Stock to RedChip.  These shares were recorded to marketing expense at $0.001 par value, or $80.00, based on their relative fair value.

Preferred Stock

The Company’s Articles of Incorporation authorize the Board of Directors to issue 10,000,000 shares of preferred stock from time to time in one or more series. The Board of Directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the preferences and relative rights among each series of preferred stock. At July 14, 2008, the Company had no shares of preferred stock outstanding.

NOTE 8  -   WARRANTS

During fiscal 2008 and 2007, EnterConnect granted the following warrants:

Date of Grant	Shares	Exercise Price	Life
December 20, 2006	2,111,421	$1.00	3 years
December 20, 2006	2,111,424	$2.00	3 years
December 20, 2006	2,111,424	$3.00	3 years
December 20, 2006	2,111,424	$4.00	3 years
December 6, 2007	606,666	$1.50	7 years
December 19, 2007	585,500	$1.00	3 years
December 20, 2007	9,100,837	$0.80	5 years
	18,738,696

No warrants have been exercised and all are outstanding as of March 31, 2008.  The warrants have been accounted for pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and EITF 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock.”  As a result, all warrants have been classified as equity instruments valued using the Black-Scholes Option Pricing Model.

NOTE 9  -   COMMITMENTS AND CONTINGENCIES

Operating lease commitment

Rent expense was $74,970 and $21,544 for fiscal 2008 and 2007, respectively.

Index

Minimum annual rental commitments under this non-cancelable lease as of March 31, 2008 are as follows:

2009	$84,427
2010	86,960
2011	36,679
Total	$208,066

Consulting Agreement

EnterConnect has entered into a consulting services agreement with one of its Board of Directors for a total of $97,733 per year for the period July 2008 through June 2010.