Form 10-Q
period 2008-06-30
EnterConnect Inc
filed 2008-08-14
CIK 1403386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,205,261

ENTERCONNECT INC.

PART 1.  FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENTERCONNECT INC.
Condensed Balance Sheets

	June 30, 2008	March 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash	$1,207,764	$2,131,711
Restricted cash	202,736	200,569
Accounts receivable	37,985	-
Prepaid expenses and other current assets	237,042	204,614
Total current assets	1,685,527	2,536,894

Property and equipment, net	39,334	36,955
Intangible assets, net	642,856	749,999
Deposits	15,500	15,500

TOTAL ASSETS	$2,383,217	$3,339,348

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$263,560	$306,525
Accrued expenses	114,566	114,401
Deferred revenue	79,685	-
Convertible notes payable, net	821,677	342,536
Total current liabilities	1,279,488	763,462

Stockholders' Equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 27,205,261and 20,266,112 shares issued and outstanding, respectively	27,205	27,205
Additional paid-in capital	10,511,763	10,514,261
Deferred compensation	(1,931,345)	(1,931,345)
Accumulated deficit	(7,503,894)	(6,034,235)
Total stockholders’ equity	1,103,729	2,575,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,383,217	$3,339,348

See accompanying notes to condensed financial statements.

ENTERCONNECT INC.
Condensed Statements of Operations
(unaudited)

	Three months ended
	June 30,
	2008	2007

Revenues:
Subscription and support	$70,397	$25,000
Professional services	16,000	-
Total revenues	86,397	25,000

Cost of revenues	23,392	-
Gross profit	63,005	25,000

Operating Expenses:
General and administrative	326,835	225,157
Sales and marketing	201,704	113,304
Research and development	467,542	306,149
Total operating expenses	996,082	644,610

Loss from operations	(933,077)	(619,610)

Other expenses:
Interest expense, net	536,580	-
Total other expenses	536,580	-

Loss from operations before income taxes	(1,469,657)	(619,610)

Income taxes	-	-

Net loss	$(1,469,657)	$(619,610)

Net loss per common share - basic and diluted	$(0.05)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	27,205,261	20,711,514

See accompanying notes to condensed financial statements.

ENTERCONNECT INC.
Condensed Statements of Cash Flows
(unaudited)

	Three months ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,469,657)	$(619,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,236	54,531
Accretion of discount on convertible notes payable	417,749	-
Common stock issued for services	-	105,655
Changes in assets and liabilities:
Increase in accounts receivable	(37,986)	(10,000)
(Increase) decrease in prepayments and other current assets	(32,428)	25,616
(Decrease) increase in accounts payable	(42,962)	141,119
Increase in accrued expenses	162	99,379
Increase in deferred revenue	79,685	20,000
Interest accrued to convertible notes payable	61,393	-
Net Cash Used in Operating Activities	(911,808)	(183,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7,471)	-
Net Cash Used in Investing Activities	(7,471)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes	-	71,000
Other	(2,501)	-
Net Cash (Used in) Provided by Financing Activities	(2,501)	71,000

NET CHANGE IN CASH	(921,780)	(112,310)
Decrease in restricted cash	(2,167)	-
CASH AT BEGINNING OF PERIOD	2,131,711	114,246
CASH AT END OF PERIOD	$1,207,764	$1,936

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING:
Noncash financing and investing activities:
Common stock issued for deferred compensation	$-	$2,000,000

See accompanying notes to condensed financial statements.

ENTERCONNECT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Fiscal Year

The Company’s fiscal year ends on March 31. A reference to fiscal 2008 refers to the fiscal year ending March 31, 2008.  A reference to fiscal 2007 refers to the period from November 13, 2006 (date of inception) through March 31, 2007.

Basis of Presentation

The accompanying condensed balance sheet as of June 30, 2008 and the condensed statements of operations and the condensed statements of cash flows for the three months ended June 30, 2008 and 2007, respectively, are unaudited. The condensed balance sheet data as of March 31, 2008 was derived from the audited financial statements which are included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2008. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in the Company’s fiscal 2008 Form 10-KSB.

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements in the Form 10-KSB, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2008, and its results of operations and its cash flows for the three months ended June 30, 2008 and 2007. All adjustments are of a normal recurring nature. The results for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending March 31, 2009.

Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate the Company as a going concern. However, the Company has sustained operating losses since inception and has used substantial amounts of working capital in its operations. These conditions raise substantial doubt in the Company’s ability to continue as a going concern. Realization of a major portion of the assets reflected on the accompanying condensed balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements and succeed in its future operations.  While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management has raised additional funds by way of private placement offerings. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

These condensed financial statements do not reflect adjustments that would be necessary if the Company was unable to continue as a going concern. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these condensed financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 2  -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The use of estimates and assumptions may affect the reported amounts in the condensed financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material.

Segment Information

The Company operates in one segment.

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

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value may include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in condition of an asset, or a change in management’s intent to utilize the asset, would generally require management to re-assess the cash flows related to the long-lived assets. At June 30, 2008, the Company determined that there was no impairment based on management’s evaluation.

Fair Value Measurement

Effective March 31, 2008, the Company implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The adoption of SFAS 157 to the Company’s financial assets and liabilities did not have an impact on the Company’s financial results. SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1.	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2.	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3.	Unobservable inputs which are supported by little or no market activity.

EnterConnect’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and convertible notes payable. The following represents the Company’s cash and cash equivalents that are measured at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation: Level 1: time deposits – quoted market prices for identical assets; Level 2: corporate notes – significant other observable inputs.  The carrying value of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to their short maturities. The fair value of EnterConnect’s convertible notes payable approximates its carrying value as these financial instruments are reflected net of discounts which management of EnterConnect believes to be reflective of discounts that a willing party would require in order to invest in a similar type of debt instrument.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. These deferred costs are included in prepaid expenses and other current assets and other assets.  As of June 30, 2008, there are no deferred costs on the accompanying balance sheet.

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

The Company recorded a provision for income taxes of $0 for the three months ended June 30, 2008 and 2007, respectively.

Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128. "Earnings per Share" ("SFAS No. 128"). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of June 30, 2008 and 2007, 18,663,694 and 9,052,359 warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the year ending March 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end and; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. We adopted SFAS No. 159 effective April 1, 2008 and there was no impact on our financial position or results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”  (“EITF Issue No. 07-3”) which requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. We adopted SFAS No. 159 effective April 1, 2008 and there was no impact on our financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

In accordance with the registration rights agreement associated with the December 6, 2007 private placement, the Company is required to issue additional warrants to purchase our common stock to the private placement investors if the registration statement is not declared effective within 120 days.  As of June 30, 2008, the registration statement is not effective.  Consequently, if the Company is unable to obtain an amendment and waiver from these investors, additional warrants of up to 93,333 shares (or up to 10% of the total shares purchased) may be issued.

NOTE 4 – LEGAL PROCEEDINGS

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

Our plan of operation is to add substantial numbers of paying subscriptions and provide high quality technical support to our customers.  We intend to sell our EnterConnect Product Suite to marketplace partners and marketplace customers.  Additionally, we intend to generate revenues from sharing fees we collect from the partners doing business through the marketplace and from referral fees and partner storefront hosting fees.

To continue active business operations we will need to hire additional personnel, particularly in sales and other customer-related areas; expand our selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; add to our infrastructure to support our growth; and expanding our operational systems to manage a growing business. Additionally, in our effort to further strengthen and extend our service offering, we may in the future acquire or make investments in complementary companies, services and technologies.  We anticipate that these activities will require $4 million of funding.  There can be no assurance that we will have raised sufficient funds or generate sufficient revenues to implement any of these growth strategies.

At June 30, 2007, our cash position was $1.4 million. At its current rate of expenditures, we should have cash available to maintain operations for the next six months of operations. We may seek to offer our securities in one or more public or private offerings to fund our operations for the next 12 months.  Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

In the event that we do not have sufficient funds necessary to fund our plan of operations for the next 12 months, we may be required to scale down our sales and marketing and research and development expense.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service; and (2) related professional services and other revenues. Other revenues consist primarily of implementation and other hosting fees. Subscription revenues accounted for approximately 81 percent of our total revenues for the three months ended June 30, 2008. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. One of our customers, who is also a related third-party, accounted for 73 percent of our revenues during the three months ended June 30, 2008.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement dates of each contract. The typical subscription and support term is 12 to 24 months. Our subscription and support contracts are noncancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. We generally invoice our customers in advance, in annual or quarterly installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the subscription service period.

Professional services and other revenues consist of fees associated with consulting, implementation and hosting services. Our professional services engagements are typically billed on a fixed fee basis. Our typical payment terms provide that our customers pay us within 30 days of invoice.

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, and Emerging Issues Task Force, or EITF, Issue No. 00-21,  “Revenue Arrangements with Multiple Deliverables,”  or EITF 00-21. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and estimates—Revenue Recognition” below.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support.

We intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period.

Research and Development. Research and development expenses consist primarily of salaries and related expenses and allocated overhead. We continue to focus our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand application service. Our scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries and related expenses for our sales and marketing staff and marketing programs consisting of advertising, events, corporate communications and brand building and product marketing activities.

We plan to continue to invest heavily in marketing and sales by increasing the number of direct sales personnel in order to add new customers, build brand awareness and sponsor additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars.

General and Administrative. General and administrative expenses consist of salaries and related expenses for the senior management team, finance and accounting, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional professional fees and insurance costs related to the growth of our business.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its on-demand application service and (2) related professional services revenue. Because the Company provides its application as a service, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104,  Revenue Recognition  and Emerging Issues Task Force Issue No. 00-21,  Revenue Arrangements with Multiple Deliverables . The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the customer;

•	The collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Our arrangements do not contain general rights of return.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Professional services revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of our consulting contracts are on a fixed fee basis. For revenue arrangements with multiple deliverables, such as an arrangement that includes subscription, premium support, consulting or training services, we allocate the total amount the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, we defer only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. These deferred costs are included in prepaid expenses and other current assets and other assets.  As of June 30, 2008, there are no deferred costs on the accompanying condensed balance sheet.

Impairment of Long-Lived Assets

Long-lived assets, including identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of its long-lived assets based on estimated undiscounted future cash flows and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset is written down to its estimated fair value. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value. The assumptions used by management in its projections of undiscounted cash flows involve significant judgment of material estimates of future revenue and customer acceptance. If the assumptions utilized in the projections do not materialize, the carrying values could become impaired resulting in a substantial impairment expense in the future.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated. All data is unaudited.

	Three months ended
	June 30,
	2008	2007

Revenues:
Subscription and support	$70,397	$25,000
Professional services	16,000	-
Total revenues	86,397	25,000

Cost of revenues	23,392	-
Gross profit	63,005	25,000

Operating Expenses:
General and administrative	326,835	225,157
Sales and marketing	201,704	113,304
Research and development	467,542	306,149
Total operating expenses	996,082	644,610

Loss from operations	(933,077)	(619,610)

Other expenses:
Interest expense, net	536,580	-
Total other expenses	536,580	-

Loss from operations before income taxes	(1,469,657)	(619,610)

Income taxes	-	-

Net loss	$(1,469,657)	$(619,610)

Overview of the Three Months Ended June 30, 2008

Total revenues for the three months ended June 30, 2008 increased to $86,397, or 245%, from $25,000 in the same period in 2007.  The revenues are not significant and we are beginning in fiscal 2009 to invest in our sales efforts to generate new subscribers.

Gross profit increased to $63,005 during the three months ended June 30, 2008 from $0 in the same year ago period.  The gross profit percentage was 73% for the three months ended June 30, 2008 and 100% for the same period in 2007. Cost of revenues will increase in absolute dollars as we add new subscribers and add personnel to support an increased customer base.

Selling, general and administrative expense increased 45% to $326,836 during the three months ended June 30, 2008 from $225,157 in the same period in 2007.  The increase resulted from expenses associated with being a public company and additional personnel costs.  Selling, general and administrative costs are expected to increase in absolute dollars in fiscal 2009 in order to support expected revenue growth.

Sales and marketing expense increased 78% to $201,704 during the three months ended June 30, 2008 from $113,304 in the same period in 2007.  The increase resulted from sales personnel hired during the three months ended June 30, 2008 and an increase in marketing and trade show expenses.  Sales and marketing expense is expected to increase in absolute dollars in fiscal 2009 as we add new sales and marketing personnel to support revenue growth.

Research and development expense increased 52% to $467,542 during the three months ended June 30, 2008 from $306,149 in the same period in 2007.  Effective of April 1, 2008, the Company amended the amortization period prospectively of its acquired technology.  Consequently, amortization expense increased to $107,000 for the three months ended April 30, 2008 from $50,000 in the same period in 2007.   The increase was also attributable to the increase in personnel and consultant costs.  Research and development expense in expected to increase in absolute dollars in fiscal 2009 in order to upgrade and extend our service offerings.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the year ending March 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end and; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. We adopted SFAS No. 159 effective April 1, 2008 and there was no impact on our financial position or results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”  (“EITF Issue No. 07-3”) which requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed. We adopted SFAS No. 159 effective April 1, 2008 and there was no impact on our financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

Liquidity and Going Concern

The condensed financial statements included in this Form 10-Q have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so, and our condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2008, the Company had an accumulated deficit of $(7.5) million and $1.2 million in non-restricted cash. Cash flows used in operations was $0.9 million.  We have incurred net losses since our inception and we anticipate that we will continue to operate in a deficit position for the foreseeable future. We believe that our existing funds will be sufficient to fund our current operations for the next six months based upon our estimated future operations. Due to our inability to generate sufficient revenue to cover operating expenses, we will require additional financing in order to conduct our normal operating activities and cover our monthly expenses. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms favorable to our Company. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

Our minimum rental commitment under a non-cancelable operating lease as of June 30, 2008 is as follows:

2009	$63,320
2010	86,960
2011	36,679
Total	$186,959

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.4 million at June 30, 2008. These amounts were invested primarily in certificates of deposits and corporate notes and bonds with credit ratings of at least single A or better. The cash, cash equivalents are held for working capital purposes with capital preservation as the primary objective. We do not enter into investments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures

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

(b)           Changes in internal control over financial reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

We Have a Limited Operating History

We were only recently formed and have no significant operating history in our intended field of endeavor and have sustained substantial losses. Since inception, we have suffered net losses of $7.5 million.  There can be no assurance that we will be successful in building our business or that our business model will prove to be successful.

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

Control by Current Stockholders

We are currently controlled by Sam Jankovich, our Chief Executive Officer and Director, and Private Capital Group, LLC (“PCG”), whose principal, Michael Wainstein, serves as a Director, and who own approximately 33% and 28% of our Common Stock, respectively.  The principal stockholders will continue to own our common stock giving them voting control over the remaining stockholders.  Since the common stock does not have cumulative voting rights, they will be able to determine and direct our affairs and policies and the use of all funds available to us.  Conversely, purchasers of common stock will have no effective voice in the management of the Company.

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

Our stock is a penny stock and there are significant risks related to buying and owning penny stocks.

Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that sell non-NASDAQ listed securities except in transactions exempted by the rule, including transactions meeting the requirements of Rule 506 of Regulation D under the Securities Act and transactions in which the purchaser is an institutional accredited investor (as defined) or an established customer (as defined) of the broker or dealer. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect your ability to sell any of the securities you own.

The Securities and Exchange Commission regulations define a “penny stock” to be any non-Nasdaq equity security that has a market price (as defined in the regulations) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to some exceptions. For any transaction by a broker-dealer involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations (bid and ask prices) for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Our market liquidity could be severely and adversely affected by these rules on penny stocks.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibit Number	Description

31.1	Section 302 Certification Of Chief Executive Officer

31.2	Section 302 Certification Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Reports on Form 8-K

During the fiscal quarter ended June 30, 2008, the Company filed a Current Report on Form 8-K on April 8, 2008 disclosing the appointment of its Chief Financial Officer; and Current Reports on Forms 8-K and 8-K/A on June 11, 2008 and June 20, 2008, respectively, disclosing an amendment and waiver associated with its senior secured convertibles notes.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCONNECT INC.

/s/ Sam Jankovich
Sam Jankovich
Title:	Chairman, Chief Executive Officer

/s/ Carolyn Zelnio
Carolyn Zelnio
Title:	Chief Financial Officer and Principal Financial Officer

Date:	August 14, 2008