Form 10-Q
period 2008-09-30
EnterConnect Inc
filed 2008-11-14
CIK 1403386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,205,261

ENTERCONNECT INC.

PART 1.  FINANCIAL INFORMATION
Item 1.   CONDENSED FINANCIAL STATEMENTS

ENTERCONNECT INC.
Condensed Balance Sheets

	September 30, 2008	March 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash	$360,085	$2,131,711
Restricted cash	75,207	200,569
Accounts receivable, net	34,977	-
Prepaid expenses and other current assets	236,932	204,614
Total current assets	707,201	2,536,894

Property and equipment, net	33,831	36,955
Intangible assets, net	535,713	749,999
Deposits	15,878	15,500

TOTAL ASSETS	$1,292,623	$3,339,348

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$406,015	$306,525
Accrued expenses	324,092	114,401
Deferred revenue	90,685	-
Convertible notes payable, net	1,301,587	342,536
Total current liabilities	2,122,379	763,462

Stockholders' Equity (Deficit):
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 27,205,261 shares issued and outstanding, respectively	27,205	27,205
Additional paid-in capital	10,511,763	10,514,261
Deferred compensation	(1,931,345)	(1,931,345)
Accumulated deficit	(9,437,379)	(6,034,235)
Total stockholders’ equity (deficit)	(829,756)	2,575,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,292,623	$3,339,348

See accompanying notes to condensed financial statements.

ENTERCONNECT INC.
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007

Revenues:
Subscription and support	$24,135	$15,000	$94,532	$30,000
Professional services	9,375	25,998	25,375	35,998
Total revenues	33,510	40,998	119,907	65,998

Cost of revenues	22,428	-	45,820	-
Gross profit	11,082	40,998	74,087	65,998

Operating expenses:
General and administrative	484,302	318,852	811,138	544,009
Sales and marketing	263,565	128,339	465,268	241,643
Research and development	488,403	342,070	955,946	648,219
Total operating expenses	1,236,270	789,261	2,232,352	1,433,871

Loss from operations	(1,225,188)	(748,263)	(2,158,265)	(1,367,873)

Other expenses:
Interest expense, net	530,632	13,964	1,067,212	13,964
Other expense	177,667	-	177,667	-
Total other expenses	708,299	13,964	1,244,879	13,964

Loss from operations before income taxes	(1,933,487)	(762,227)	(3,403,144)	(1,381,837)

Income taxes	-	-	-	-

Net loss	$(1,933,487)	$(762,227)	$(3,403,144)	$(1,381,837)

Net loss per common share - basic and diluted	$(0.07)	$(0.03)	$(0.13)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	27,205,261	25,020,928	27,205,261	22,708,477

See accompanying notes to condensed financial statements.

ENTERCONNECT INC.
Condensed Statements of Cash Flows
(unaudited)

	Six months ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,403,144)	$(1,381,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	27,000	-
Depreciation and amortization	224,882	147,006
Accretion of discount on convertible notes payable	835,495	-
Common stock issued for services	-	105,655
Changes in assets and liabilities:
Increase in accounts receivable	(61,977)	(50,100)
(Increase) decrease in other current assets	(32,697)	9,167
Increase in accounts payable	99,492	287,591
Increase in accrued expenses	209,692	84,358
Increase in deferred revenue	90,685	34,101
Interest accrued to convertible notes payable	123,556	-
Net Cash Used in Operating Activities	(1,887,016)	(764,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7,472)	-
Net Cash Used in Investing Activities	(7,472)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes	-	656,500
Other	(2,500)	-
Net Cash (Used in) Provided by Financing Activities	(2,500)	656,500

NET CHANGE IN CASH	(1,896,988)	(107,559)
Decrease in restricted cash	125,362	-
CASH AT BEGINNING OF PERIOD	2,131,711	114,246
CASH AT END OF PERIOD	$360,085	$6,687

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING:
Non-cash financing and investing activities:
Common stock issued for deferred compensation	$-	$2,000,000
Accrued compensation converted to common stock	-	105,655

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

Fiscal Year

The Company’s fiscal year ends on March 31. A reference to fiscal 2008 and fiscal 2009 refers to the fiscal years ending March 31, 2008 and 2009, respectively.  A reference to fiscal 2007 refers to the period from November 13, 2006 (date of inception) through March 31, 2007.

Basis of Presentation

The accompanying unaudited condensed financial statements for the interim period ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements in the Form 10-KSB, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2008, and its results of operations and its cash flows for the three and six months ended September 30, 2008 and 2007. All adjustments are of a normal recurring nature. The results for the three and six month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending March 31, 2009. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in the Company’s fiscal 2008 Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2008.

Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate the Company as a going concern. However, the Company has sustained operating losses since inception and has used substantial amounts of working capital in its operations. These conditions raise substantial doubt in the Company’s ability to continue as a going concern. Realization of a major portion of the assets reflected on the accompanying condensed balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements and succeed in its future operations.  While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management has raised funds by way of private placement offerings and the issuance of senior convertible notes. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient sales revenues.

These condensed financial statements do not reflect adjustments that would be necessary if the Company was unable to continue as a going concern. While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these condensed financial statements, there can be no assurance that these actions will be successful.

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

Restricted Cash

In February 2008, EnterConnect was required to open a $200,000 certificate of deposit to secure for possible losses from corporate credit card purchases.  In August 2008, the certificate of deposit was reduced to $75,000.

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

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value may include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in condition of an asset, or a change in management’s intent to utilize the asset, would generally require management to re-assess the cash flows related to the long-lived assets. At September 30, 2008, the Company determined that there was no impairment based on management’s evaluation.

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

EnterConnect’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and convertible notes payable. The following represents the Company’s cash and cash equivalents that are measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation: Level 1: time deposits – quoted market prices for identical assets.  The carrying value of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to their short maturities. The fair value of EnterConnect’s convertible notes payable approximates its carrying value as these financial instruments are reflected net of discounts which management of EnterConnect believes to be reflective of discounts that a willing party would require in order to invest in a similar type of debt instrument.

Revenue Recognition

The Company derives its revenues from two (2) sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services revenue. Because the Company provides its application as a service, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. These deferred costs are included in prepaid expenses and other current assets and other assets.  As of September 30, 2008, there are no deferred costs on the accompanying balance sheets.

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

The Company recorded a provision for income taxes of $0 for the six months ended September 30, 2008 and 2007, respectively.

Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128. "Earnings per Share" ("SFAS No. 128"). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of September 30, 2008 and 2007, 18,663,694 and 9,031,192 warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

In accordance with the registration rights in favor of investors associated with the December 6, 2007 private placement (“December 6, 2007 Registration Rights”), the Company is required to issues additional common stock warrants to the investors if the registration statement is not declared effective by the SEC within 120 days of filing.  Consequently, if the company is unable to obtain an amendment and waiver from all of the December 6, 2007 investors, additional warrants of up to 93,333 (or up to 10% of the total shares purchased under the December 6, 2007 offering) may be issued by the Company.

The Company also executed a registration rights agreement (“December 20, 2007 Registration Rights Agreement”) in connection with issuance of its December 20, 2007 senior secured convertible notes (“December 20, 2007 Notes”).  Under the December 20, 2007 Registration Rights Agreement, the Company is required to file a registration statement with the SEC for an amount equal to 130% of the shares underlying the December 20, 2007 Notes within 30 days of the offering date, and have the registration statement declared effective by the SEC within 120 days of filing (“Registration Effective Date Requirement”).  On June 19, 2008, the Company entered into a Waiver and Amendment Agreement with the majority holder of the December 20, 2007 Notes to extend the Registration Effective Date Requirement from 120 days to 240 days from the filing date, and to register 2,369,176 warrant shares and no shares underlying the December 20, 2007 Notes.  In addition, the December 20, 2007 Registration Rights Agreement provides for penalties of up to 3% per month on the outstanding December 20, 2007 Note balance if certain registration covenants are not met by the Company, including the Registration Effective Date Requirement.  As of September 30, 2008 the registration statement was not effective.  Therefore, the Company was not in compliance with all of the covenants in the December 20, 2007 Registration Rights Agreement and the Company has recorded a penalty in accrued expenses in the accompanying condensed financial statements.  The registration statement was declared effective by the SEC on October 3, 2008.

The December 20, 2007 Notes outstanding on September 30, 2008 have an optional redemption provision whereby the Note holders have the right to give notice to the Company by December 20, 2008 to redeem the outstanding principal balance of their Notes in cash, plus interest (“Redemption Notices”).  The Company has received Redemption Notices from certain Note holders exercising this right.  The Company does not have sufficient available cash to settle these obligations and is working to obtain additional sources of funding or negotiate other alternatives with the Note holders.

On June 19, 2007, the Company entered into a Memorandum of Understanding (“MOU”) with Global Media Fund, Inc. (“Global”) under which Global agreed to distribute newspaper features, radio features and other marketing media regarding the Company in return for 1,000,000 shares of Company Common Stock (the “Global Shares”) with an agreed-upon value of $2,000,000.  The MOU provides that if the market value of the Global Shares falls below an aggregate value of $700,000, (“the minimum threshold”), then all work by Global under the MOU shall cease.  The Company then has the option to issue and additional number of shares or to give cash to Global sufficient to bring the aggregate value of the Global Shares up to $1 million, failing which Global has the right to terminate the MOU.  Global sold the Global Shares in 2007.  The Company and Global disagree whether the minimum threshold provision in the MOU remains applicable.  As o September 30, 2008 the value of the Global Shares was less than $700,000.  Global has informed the Company that it does not intend to exercise its right to terminate the MOU and will continue to provide all services to the Company under the MOU through December 31, 2009.

NOTE 4 – LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2.

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

OVERVIEW

EnterConnect Inc. (“EnterConnect”, or the “Company”) is a leading provider of enterprise-proven on-demand business portals that improve communication, collaboration and business processes to help companies increase customer satisfaction, growth and productivity. Our portals enable customers, employees, partners, suppliers and other stakeholders to securely consolidate, collaborate and connect online - at anytime, from anywhere - to accelerate business on-demand. EnterConnect solutions are based on a rich technology foundation in use at more than 50 Fortune 1000 companies.

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

To continue active business operations we will need to:
•	hire additional personnel, particularly in sales and other customer-related areas;
•	expand our selling and marketing activities;
•	increase our research and development activities to upgrade and extend our service offerings and to develop new services and technologies;
•	add to our infrastructure to support our growth; and
•	expand our operational systems to manage a growing business.

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

At September 30, 2008, our cash position was $0.4 million. At our current rate of expenditures, we should have cash available to maintain operations through December 31, 2008. We may seek to offer our securities in one or more public or private offerings to fund our operations for the next 12 months.  Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

In the event that we do not have sufficient funds necessary to fund our plan of operations for the next 12 months, we may be required to scale down our sales and marketing and research and development expense.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service; and (2) related professional services and other revenues. Other revenues consist primarily of implementation and other hosting fees. Subscription revenues accounted for approximately 79 percent of our total revenues for the six months ended September 30, 2008. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. One of our customers, who is also a related third-party, accounted for 66 percent of our revenues during the six months ended September 30, 2008.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement dates of each contract. The typical subscription and support term is 12 to 24 months. Our subscription and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. We generally invoice our customers in advance, in quarterly or monthly installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the subscription service period.

Professional services and other revenues consist of fees associated with consulting, implementation, training and hosting services. Our professional services engagements are typically billed on a fixed fee basis. Our typical payment terms provide that our customers pay us within 30 days of invoice.

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, and Emerging Issues Task Force, or EITF, Issue No. 00-21,  “Revenue Arrangements with Multiple Deliverables,”  or EITF 00-21. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and estimates —Revenue Recognition” below.

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

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses for our sales and marketing staff and marketing programs consisting of advertising, events, corporate communications and brand building and product marketing activities.

We plan to continue to invest heavily in sales and marketing by increasing the number of direct sales personnel in order to add new customers, build brand awareness and sponsor additional marketing events. We expect that in the future, sales and marketing expenses will increase in absolute dollars.

Research and Development. Research and development expenses consist primarily of salaries, contractors, and related expenses and allocated overhead. We continue to focus our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand application service. Our scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enable us to have relatively low research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies.

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

Revenue Recognition

We derive our revenues from two (2) sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its on-demand application service and (2) related professional services revenue. Because the Company provides its application as a service, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21,  Revenue Arrangements with Multiple Deliverables . The Company recognizes revenue when all of the following conditions are met:

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, we defer only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. These deferred costs are included in prepaid expenses and other current assets and other assets.  As of September 30, 2008, there are no deferred costs on the accompanying condensed balance sheet.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated. All data is unaudited.

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007

Revenues:
Subscription and support	$24,135	$15,000	$94,532	$30,000
Professional services	9,375	25,998	25,375	35,998
Total revenues	33,510	40,998	119,907	65,998

Cost of revenues	22,428	-	45,820	-
Gross profit	11,082	40,998	74,087	65,998

Operating expenses:
General and administrative	484,302	318,852	811,138	544,009
Sales and marketing	263,565	128,339	465,268	241,643
Research and development	488,403	342,070	955,946	648,219
Total operating expenses	1,236,270	789,261	2,232,352	1,433,871

Loss from operations	(1,225,188)	(748,263)	(2,158,265)	(1,367,873)

Other expenses:
Interest expense, net	530,632	13,964	1,067,212	13,964
Other expense	177,667	-	177,667	-(3,403
Total other expenses	708,299	13,964	1,244,879	13,964

Loss from operations before income taxes	(1,933,487)	(762,227)	(3,403,144)	(1,381,837)

Income taxes	-	-	-	-

Net loss	$(1,933,487)	$(762,227)	$(3,403,144)	$(1,381,837)

Net loss per common share - basic and diluted	$(0.07)	$(0.03)	$(0.13)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	27,205,261	25,020,928	27,205,261	22,708,477

Overview of the Three Months Ended September 30, 2008

Total revenues for the three months ended September 30, 2008 decreased to $33,510, or (18)%, from $40,998 in the same period in 2007.  The revenues are not significant and we are beginning in fiscal 2009 to invest in our sales efforts to generate new subscribers.

Gross profit decreased to $11,082 during the three months ended September 30, 2008 from $40,998 in the same year ago period.  The gross profit percentage was 33% for the three months ended September 30, 2008 and 100% for the same period in 2007. Cost of revenues will increase in absolute dollars as we add new subscribers and add personnel to support an increased customer base.

General and administrative expense increased 52% to $484,302 during the three months ended September 30, 2008 from $318,852 in the same period in 2007.  The increase resulted from expenses associated with being a public company and additional personnel costs.  We also recorded bad debt expense of $27,000 during the second fiscal quarter ended September 30, 2009.  General and administrative costs are expected to increase in absolute dollars in fiscal 2009 in order to support expected revenue growth.

Sales and marketing expense increased 105% to $263,565 during the three months ended September 30, 2008 from $128,339 in the same period in 2007.  The increase resulted from sales personnel hired during the previous quarter and an increase in marketing and trade show expenses.  Sales and marketing expense is expected to increase in absolute dollars in fiscal 2009 as we add new sales and marketing personnel to support revenue growth.

Research and development expense increased 43% to $488,403 during the three months ended September 30, 2008 from $342,070 in the same period in 2007.  Effective April 1, 2008, the Company reduced the amortization period prospectively of its acquired technology down to a total useful life of 36 months.  Consequently, amortization expense increased to $107,000 for the three months ended September 30, 2008 from $50,000 in the same period in 2007.   The increase was also attributable to the increase in personnel and consultant costs.  Research and development expense in expected to increase in absolute dollars in fiscal 2009 in order to upgrade and extend our service offerings.

Overview of the Six Months Ended September 30, 2008

Total revenues for the six months ended September 30, 2008 increased to $119,907, or 82%, from $65,998 in the same period in 2007.  The revenues are not significant and we are beginning in fiscal 2009 to invest in our sales efforts to generate new subscribers.

Gross profit increased to $74,087 during the six months ended September 30, 2008 from $65,998 in the same year ago period.  The gross profit percentage was 62% for the six months ended September 30, 2008 and 100% for the same period in 2007. Cost of revenues will increase in absolute dollars as we add new subscribers and add personnel to support an increased customer base.

General and administrative expense increased 49% to $811,138 during the six months ended September 30, 2008 from $544,009 in the same period in 2007.  The increase resulted from expenses associated with being a public company and additional personnel costs.  General and administrative costs are expected to increase in absolute dollars in fiscal 2009 in order to support expected revenue growth.

Sales and marketing expense increased 93% to $465,268 during the six months ended September 30, 2008 from $241,643 in the same period in 2007.  The increase resulted from sales personnel hired during the six months ended September 30, 2008 and an increase in marketing and trade show expenses.  Sales and marketing expense is expected to increase in absolute dollars in fiscal 2009 as we add new sales and marketing personnel to support revenue growth.

Research and development expense increased 47% to $955,946 during the six months ended September 30, 2008 from $648,219 in the same period in 2007.  Effective April 1, 2008, the Company reduced the amortization period prospectively of its acquired technology down to a total useful life of 36 months.  Consequently, amortization expense increased to $214,000 for the six months ended September 30, 2008 from $100,000 in the same period in 2007.   The increase was also attributable to the increase in personnel and consultant costs.  Research and development expense in expected to increase in absolute dollars in fiscal 2009 in order to upgrade and extend our service offerings.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the year ending March 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; and the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore, in the following fiscal year, the Company is required to file its auditor’s attestation report on the Company’s internal control over financial reporting stating whether the auditor believes that the Company has maintained effective internal control over its financial reporting in all material respects.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

Liquidity and Going Concern

The condensed financial statements included in this Form 10-Q have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so, and our condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2008, the Company had an accumulated deficit of $(9.4) million and $0.4 million in non-restricted cash. Cash flows used in operations was $1.9 million during the six month period ended September 30, 2008.  We have incurred net losses since our inception and we anticipate that we will continue to operate in a deficit position for the foreseeable future. We believe that our existing funds will be sufficient to fund our current operations through December 31, 2008 based upon our estimated future operations. Due to our inability to generate sufficient revenue to cover operating expenses, we will require additional financing in order to conduct our normal operating activities and cover our monthly expenses. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms favorable to our Company. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

Based on our prior success in raising capital when required through private placements and the issuance of convertible notes, we are hopeful that we will be able to secure appropriate financing in the future. We have no current commitments for additional financing, and there can be no assurance that any private or public offering of debt or equity securities or other funding arrangements could be effected on a timely basis or to an extent sufficient to enable us to continue to satisfy our capital requirements. If we fail to demonstrate an ability to generate sufficient revenue to meet our obligations and sustain our operations, our ability to continue to raise capital may be impaired and we may not be able to continue as a going concern.

The December 20, 2007 Notes outstanding on September 30, 2008 contain an optional redemption provision whereby the Note holders have the right to provide notice to the Company to redeem in cash the outstanding principal balance of their Note, plus interest, by December 20, 2008.  The Company has received notices from certain Note holders exercising this right.  The Company does not have sufficient available cash to settle these obligations and is working to obtain additional sources of funding or negotiate other alternatives with the Note holders.

Our minimum rental commitment under a non-cancelable operating lease as of September 30, 2008 is as follows:

2009	$42,732
2010	86,960
2011	36,679
Total	$166,371

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $0.4 million at September 30, 2008. These amounts were invested primarily in certificates of deposits and corporate notes and bonds with credit ratings of at least single A or better. The cash, cash equivalents are held for working capital purposes with capital preservation as the primary objective. No investments were entered into for trading or speculative purposes.

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

During fiscal 2008, the Company began its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act. While not fully compliant with Section 404 requirements as of September 30, 2008, activities to date involve reviewing the Company’s documentation of control procedures being followed and improving or strengthening those controls where necessary. The Company plans to continue with assessment, documentation, testing and improvement of internal controls over financial reporting and expects to become Section 404 compliant during fiscal 2009.

(b)           Changes in internal control over financial reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, during the Company’s second fiscal quarter we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a Limited Operating History

We were only recently formed and have no significant operating history in our intended field of endeavor and have sustained substantial losses. Since inception, we have suffered net losses of $(9.4) million.  There can be no assurance that we will be successful in building our business or that our business model will prove to be successful.

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

Our Stock is a Penny Stock and There are Significant Risks Related to Buying and Owning Penny Stocks

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

31.1	Section 302 Certification Of Chief Executive Officer and Principal Financial Officer

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Reports on Form 8-K

During the fiscal quarter ended September 30, 2008, the Company filed a Current Report on Form 8-K on July 18, 2008 disclosing the appointment of a new member of the Company’s Board of Directors, term extensions of the existing members of the Board of Directors, and an amendment to the Company’s Bylaws. A Current Report on Form 8-K was also filed on September 16, 2008 disclosing the resignation of a member of the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCONNECT INC.

/s/ Sam Jankovich
Sam Jankovich
Title:	Chairman, Chief Executive Officer and Principal Financial Officer

Date:	November 14, 2008