Form 10-Q
period 2008-12-31
EnterConnect Inc
filed 2009-03-06
CIK 1403386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The numbers of shares outstanding of each of the issuer's classes of common equity, as of February 10, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	27,205,261

ENTERCONNECT INC.

PART 1.  FINANCIAL INFORMATION
Item 1.   CONDENSED FINANCIAL STATEMENTS

ENTERCONNECT INC.
Condensed Balance Sheets

	December 31, 2008	March 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash	$89,509	$2,131,711
Restricted cash	25,142	200,569
Accounts receivable, net	72,600	-
Prepaid expenses and other current assets	167,130	204,614
Total current assets	354,381	2,536,894

Property and equipment, net	28,327	36,955
Intangible assets, net	428,571	749,999
Deposits	15,878	15,500

TOTAL ASSETS	$827,157	$3,339,348

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$429,470	$306,525
Accrued expenses	381,883	114,401
Deferred revenue	19,400	-
Convertible notes payable, net	1,782,277	342,536
Total current liabilities	2,613,030	763,462

Stockholders' Equity (Deficit):
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 27,205,261 shares issued and outstanding	27,205	27,205
Additional paid-in capital	10,511,763	10,514,261
Deferred compensation	(1,928,291)	(1,931,345)
Accumulated deficit	(10,396.550)	(6,034,235)
Total stockholders’ (deficit) equity	(1,785,873)	2,575,886

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$827,157	$3,339,348

See accompanying notes to condensed financial statements.

ENTERCONNECT INC.
Condensed Statements of Operations
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Revenues:
Subscription and support	$76,134	$37,300	$170,666	$67,300
Professional services	30,750	15,000	56,125	50,998
Total revenues	106,884	52,300	226,791	118,298

Cost of revenues	15,161	-	60,981	-
Gross profit	91,723	52,300	165,810	118,298

Operating expenses:
General and administrative	336,534	289,700	1,147,672	833,709
Sales and marketing	51,314	117,287	516,582	358,930
Research and development	328,768	292,513	1,284,714	940,732
Total operating expenses	716,616	699,500	2,948,968	2,133,371

Loss from operations	(624,893)	(647,200)	(2,783,158)	(2,015,073)

Other (income) expenses:
Interest expense, net	543,298	1,087,568	1,610,510	1,101,532
Other (income) expense	(210,620)	-	(32,953)	-
Total other expenses	332,678	1,087,568	1,577,557	1,101,532

Loss from operations before income taxes	(957,571)	(1,734,768)	(4,360,715)	(3,116,605)

Income taxes	1,600	-	1,600	-

Net loss	$(959,171)	$(1,734,768)	$(4,362,315)	$(3,116,605)

Net loss per common share - basic and diluted	$(0.03)	$(0.07)	$(0.16)	$(0.13)

Weighted average number of common shares outstanding – basic and diluted	27,205,261	25,020,928	27,205,261	23,482,097

See accompanying notes to condensed financial statements.

ENTERCONNECT INC.
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,362,315)	$(3,116,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	19,978	-
Depreciation and amortization	337,528	201,611
Accretion of discount on convertible notes payable	1,253,241	440,098
Common stock issued for services	-	136,443
Changes in assets and liabilities:
Increase in accounts receivable	(92,578)	(67,480)
Decrease (increase) in other current assets	37,106	(139,261)
Increase (decrease) in accounts payable	122,949	(15,250)
Increase in accrued expenses	267,480	49,935
Increase in deferred revenue	19,400	28,101
Interest accrued to convertible notes payable	186,500	-
Net Cash Used in Operating Activities	(2,210,711)	(2,482,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7,472)	-
Net Cash Used in Investing Activities	(7,472)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	4,257,368
Proceeds from issuance of common stock	-	700,000
Proceeds from short-term notes	-	656,500
Other	554	-
Net Cash Provided by Financing Activities	554	5,613,868

NET CHANGE IN CASH	(2,217,629)	3,131,460
Decrease in restricted cash	175,427	-
CASH AT BEGINNING OF PERIOD	2,131,711	114,246
CASH AT END OF PERIOD	$89,509	$3,245,706

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING:
Non-cash financing and investing activities:
Common stock issued for deferred compensation	$-	$2,000,000
Accrued compensation converted to common stock	-	136,443

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

Basis of Presentation

The accompanying unaudited condensed financial statements for the interim period ended December 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements in the Form 10-KSB, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s statement of financial position as of December 31, 2008, and its results of operations and its cash flows for the three and Nine months ended December 31, 2008 and 2007. All adjustments are of a normal recurring nature. The results for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending March 31, 2009. The accompanying statements should be read in conjunction with the Auditor’s Report and accompanying audited financial statements and Note 1thereto contained in the Company’s fiscal 2008 Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2008 in which the Company’s CPA firm states in its Report, and the Company states  in Note 1, that there is substantial doubt in the Company’s ability to continue as a going concern.

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

Segment Information

The Company operates in one segment.

Cash and Cash Equivalents

Cash equivalents include demand deposits and money market and investment funds for purposes of the statements of cash flows. EnterConnect considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

In February 2008, EnterConnect was required to open a $200,000 certificate of deposit to secure for possible losses from corporate credit card purchases.  The certificate of deposit was reduced to $75,000 and then to $25,000 in August and October, 2008, respectively.

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

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value may include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in condition of an asset, or a change in management’s intent to utilize the asset, would generally require management to re-assess the cash flows related to the long-lived assets. At December 31, 2008, the Company determined that there was no impairment based on management’s evaluation.

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

EnterConnect’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and convertible notes payable. The following represents the Company’s cash and cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation: Level 1: time deposits and short-term investments – quoted market prices for identical assets.  The carrying value of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to their short maturities. The fair value of EnterConnect’s convertible notes payable approximates its carrying value as these financial instruments are reflected net of discounts which management of EnterConnect believes to be reflective of discounts that a willing party would require in order to invest in a similar type of debt instrument.

Revenue Recognition

The Company derives its revenues from two (2) sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services revenue. Because the Company provides its application as a service, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:

·	There is persuasive evidence of an arrangement;
·	The service has been provided to the customer;
·	The collection of the fees is reasonably assured; and
·	The amount of fees to be paid by the customer is fixed or determinable.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. These deferred costs are included in prepaid expenses and other current assets and other assets.  As of December 31, 2008, there are no deferred costs on the accompanying balance sheets.

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

The Company recorded a provision for income taxes of $1,600 and $0 for the nine months ended December 31, 2008 and 2007, respectively.

Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128. "Earnings per Share" ("SFAS No. 128"). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of December 31, 2008 and 2007, 18,663,694 and 9,031,192 warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

In accordance with the registration rights in favor of investors associated with the December 6, 2007 private placement (“December 6, 2007 Registration Rights”), the Company was required to issues additional common stock warrants to the investors if the registration statement is not declared effective by the SEC within 120 days of filing.  Consequently, if the company is unable to obtain an amendment and waiver from all of the December 6, 2007 investors, additional warrants of up to 93,333 (or up to 10% of the total shares purchased under the December 6, 2007 offering) may be issued by the Company.

The Company also executed a registration rights agreement (“December 20, 2007 Registration Rights Agreement”) in connection with issuance of its December 20, 2007 senior secured convertible notes (“December 20, 2007 Notes”).  Under the December 20, 2007 Registration Rights Agreement, the Company is required to file a registration statement with the SEC for an amount equal to 130% of the shares underlying the December 20, 2007 Notes within 30 days of the offering date, and have the registration statement declared effective by the SEC within 120 days of filing (“Registration Effective Date Requirement”).  On June 19, 2008, the Company entered into a Waiver and Amendment Agreement with the majority holder of the December 20, 2007 Notes to extend the Registration Effective Date Requirement from 120 days to 240 days from the filing date, and to register 2,369,176 warrant shares and no shares underlying the December 20, 2007 Notes.  In addition, the December 20, 2007 Registration Rights Agreement provides for penalties of up to 3% per month on the outstanding December 20, 2007 Note balance if certain registration covenants are not met by the Company, including the Registration Effective Date Requirement.  Since the Company was not previously in compliance with all of the covenants in the December 20, 2007 Registration Rights Agreement, the Company recorded a penalty in accrued expenses during the previous quarter ended September 30, 2008.  The registration statement was declared effective by the SEC on October 3, 2008.

The December 20, 2007 Notes outstanding on December 31, 2008 had an optional redemption provision whereby the Note holders had the right to give notice to the Company by December 20, 2008 to redeem the outstanding principal balance of their Notes in cash, plus interest (“Redemption Notices”).  The Company received Redemption Notices from certain Note holders exercising that right.  On December 17, 2008, the Company entered into a Waiver and Amendment Agreement with the majority holder of the December 20, 2007 Notes to (i) extend the optional redemption date of the Notes from December 20, 2008 to June 20, 2009; (ii) amend the conversion price of the Notes from $0.60 to $0.10 per share, (iii) provided for an optional redemption by the Company for a portion of the Notes prior to the optional redemption date; (iv) waived any adjustment to the number of warrant shares issuable upon exercise of the SPA Warrants that would occur as a result of adjustment to the exercise price under the Warrants, and (v) waived the event of default associated with the Company’s failure to have the registration statement declared effective on or before the additional effectiveness deadline.  As a result of the waiver of the event of default, the Company reversed the previously recorded penalty from accrued expenses in the condensed financial statements as of December 31, 2008.  The Company was in compliance with all of the covenants in the December 20, 2007 Registration Rights Agreement as of December 31, 2008.

On June 19, 2007, the Company entered into a Memorandum of Understanding (“MOU”) with Global Media Fund, Inc. (“Global”) under which Global agreed to distribute newspaper features, radio features and other marketing media regarding the Company in return for 1,000,000 shares of Company Common Stock (the “Global Shares”) with an agreed-upon value of $2,000,000.  The MOU provides that if the market value of the Global Shares falls below an aggregate value of $700,000, (“the minimum threshold”), then all work by Global under the MOU shall cease.  The Company then has the option to issue an additional number of shares or to give cash to Global sufficient to bring the aggregate value of the Global Shares up to $1 million, failing which Global has the right to terminate the MOU.  Global sold the Global Shares in 2007.  The Company and Global disagree whether the minimum threshold provision in the MOU remains applicable.  As of December 31, 2008 the value of the Global Shares was less than $700,000.  Global has informed the Company that it does not intend to exercise its right to terminate the MOU and will continue to provide all services to the Company under the MOU through December 31, 2009.

NOTE 4 – LEGAL PROCEEDINGS

During the period November 2008 through January 2009, three civil claims have been filed against the Company in the State of California for unpaid services.  The claims total approximately $120,000 and are accrued in the balance sheet as of December 31, 2008.  The Company intends to pursue settlement of the claims.

NOTE 5 – SUBSEQUENT EVENTS

As discussed in Part 1, Item 1, Note 1 and in Part I, Item 2 hereof, there is substantial doubt in the Company’s ability to continue as a going concern.  The Company is presently facing a severe cash flow challenge.  It is the opinion of Company Management that there is a reasonable possibility for the Company to raise sufficient funds in the near term to enable the Company to continue as a going concern.  However, Management can offer no assurances of such a result.  The Company is currently in the process of seeking additional funding in the form of debt or equity.  In connection with these efforts, the Company has entered into a Financial & Strategic Advisory Agreement with John Thomas Financial, Inc. under which the Company will receive investment banking and management consulting services, including without limitation, sale of equity or debt securities by the Company, corporate partnering by the Company, potential Company transactions with target or acquiring companies, and review of the Company’s business, operations and financial condition (the “JFT Advisory Agreement”).  A copy of the JFT Advisory Agreement is attached hereto as Exhibit 10.1.

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

To continue active business operations we will need to:
·	hire additional personnel, particularly in sales and other customer-related areas;
·	expand our selling and marketing activities;
·	increase our research and development activities to upgrade and extend our service offerings and to develop new services and technologies;
·	add to our infrastructure to support our growth; and
·	expand our operational systems to manage a growing business.

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

At December 31, 2008, our cash position was $0.1 million. At our current rate of expenditures, we should have cash available to maintain operations through February 28, 2009.  Please refer to Part I, Item 1, Note 5 (Subsequent Events) hereof.  We are seeking additional sources to fund our operations for the next 12 months in the form of debt or equity in one or more public or private offerings of Company securities.  Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

In the event that we do not have sufficient funds necessary to fund our plan of operations for the next 12 months, we may be required to further scale down our sales and marketing and research and development expense.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service; and (2) related professional services and other revenues. Other revenues consist primarily of implementation and other hosting fees. Subscription revenues accounted for approximately 75 percent of our total revenues for the nine months ended December 31, 2008. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. One of our customers, who is also a related third-party, accounted for 51 percent of our revenues during the nine months ended December 31, 2008.

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

Revenue Recognition

We derive our revenues from two (2) sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its on-demand application service and (2) related professional services revenue. Because the Company provides its application as a service, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21,  Revenue Arrangements with Multiple Deliverables . The Company recognizes revenue when all of the following conditions are met:

·	There is persuasive evidence of an arrangement;
·	The service has been provided to the customer;
·	The collection of the fees is reasonably assured; and
·	The amount of fees to be paid by the customer is fixed or determinable.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, we defer only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. These deferred costs are included in prepaid expenses and other current assets and other assets.  As of December 31, 2008, there are no deferred costs on the accompanying condensed balance sheet.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated. All data is unaudited.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Revenues:
Subscription and support	$76,134	$37,300	$170,666	$67,300
Professional services	30,750	15,000	56,125	50,998
Total revenues	106,884	52,300	226,791	118,298

Cost of revenues	15,161	-	60,981	-
Gross profit	91,723	52,300	165,810	118,298

Operating expenses:
General and administrative	336,534	289,700	1,147,672	833,709
Sales and marketing	51,314	117,287	516,582	358,930
Research and development	328,768	292,513	1,284,714	940,732
Total operating expenses	716,616	699,500	2,948,968	2,133,371

Loss from operations	(624,893)	(647,200)	(2,783,158)	(2,015,073)

Other (income) expenses:
Interest expense, net	543,298	1,087,568	1,610,510	1,101,532
Other (income) expense	(210,620)	-	(32,953)	-
Total other expenses	332,678	1,087,568	1,577,557	1,101,532

Loss from operations before income taxes	(957,571)	(1,734,768)	(4,360,715)	(3,116,605)

Income taxes	1,600	-	1,600	-

Net loss	$(959,171)	$(1,734,768)	$(4,362,3154)	$(3,116,605)

Net loss per common share - basic and diluted	$(0.03)	$(0.07)	$(0.16)	$(0.13)

Weighted average number of common shares outstanding – basic and diluted	27,205,261	25,020,928	27,205,261	23,482,097

Overview of the Three Months Ended December 31, 2008

Total revenues for the three months ended December 31, 2008 increased to $106,884, or 104%, from $52,300 in the same period in 2007.  The revenues are not significant and we are beginning in fiscal 2009 to invest in our sales efforts to generate new subscribers.

Gross profit increased to $91,723 during the three months ended December 31, 2008 from $52.300 in the same year ago period.  The gross profit percentage was 86% for the three months ended December 31, 2008 and 100% for the same period in 2007. Cost of revenues will increase in absolute dollars as we add new subscribers and add personnel to support an increased customer base.

General and administrative expense increased 16% to $336,534 during the three months ended December 31, 2008 from $289,700 in the same period in 2007.  The increase resulted from expenses associated with being a public company and additional personnel costs.  General and administrative costs are expected to increase in absolute dollars in fiscal 2009 in order to support expected revenue growth.

Sales and marketing expense decreased (44)% to $51,314 during the three months ended December 31, 2008 from $117,287 in the same period in 2007.  The decrease resulted from a reduction in sales and marketing personnel.  Sales and marketing expense is expected to increase in absolute dollars in fiscal 2009 as we add new sales and marketing personnel to support revenue growth.

Research and development expense increased 12% to $328,768 during the three months ended December 31, 2008 from $292,513 in the same period in 2007.  Effective April 1, 2008, the Company reduced the amortization period prospectively of its acquired technology down to a total useful life of 36 months.  Consequently, amortization expense increased to $107,000 for the three months ended December 31, 2008 from $50,000 in the same period in 2007.  Research and development expense in expected to increase in absolute dollars in fiscal 2009 in order to upgrade and extend our service offerings.

Overview of the Nine Months Ended December 31, 2008

Total revenues for the nine months ended December 31, 2008 increased to $226,791, or 92%, from $118,298 in the same period in 2007.  The revenues are not significant and we are beginning in fiscal 2009 to invest in our sales efforts to generate new subscribers.

Gross profit increased to $165,810 during the nine months ended December 31, 2008 from $118,298 in the same year ago period.  The gross profit percentage was 73% for the nine months ended December 31, 2008 and 100% for the same period in 2007. Cost of revenues will increase in absolute dollars as we add new subscribers and add personnel to support an increased customer base.

General and administrative expense increased 39% to $1,147,672 during the nine months ended December 31, 2008 from $833,709 in the same period in 2007.  The increase resulted from expenses associated with being a public company and additional personnel costs.  General and administrative costs are expected to increase in absolute dollars in fiscal 2009 in order to support expected revenue growth.

Sales and marketing expense increased 44% to $516,582 during the nine months ended December 31, 2008 from $358,930 in the same period in 2007.  The increase resulted from sales personnel hired during the nine months ended December 31, 2008 and an increase in marketing and trade show expenses.  Sales and marketing expense is expected to increase in absolute dollars in fiscal 2009 as we add new sales and marketing personnel to support revenue growth.

Research and development expense increased 37% to $1,284,714 during the nine months ended December 31, 2008 from $940,732 in the same period in 2007.  Effective April 1, 2008, the Company reduced the amortization period prospectively of its acquired technology down to a total useful life of 36 months.  Consequently, amortization expense increased to $321,000 for the nine months ended December 31, 2008 from $150,000 in the same period in 2007.   The increase was also attributable to the increase in personnel and consultant costs.  Research and development expense in expected to increase in absolute dollars in fiscal 2009 in order to upgrade and extend our service offerings.

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

Liquidity and Going Concern

The condensed financial statements included in this Form 10-Q have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so, and our condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2008, the Company had an accumulated deficit of $(10.4) million and $0.1 million in non-restricted cash. Cash flows used in operations was $2.3 million during the nine month period ended December 31, 2008.  We have incurred net losses since our inception and we anticipate that we will continue to operate in a deficit position for the foreseeable future. We believe that our existing funds will be sufficient to fund our current operations through February 28, 2009 based upon our estimated future operations. Due to our inability to generate sufficient revenue to cover operating expenses, we will require additional financing in order to conduct our normal operating activities and cover our monthly expenses. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms favorable to our Company. These circumstances raise substantial doubt about our ability to continue as a going concern.  The financial statements in this Report should be read in conjunction with the Auditor’s Report and accompanying audited financial statements and Note 1thereto contained in the Company’s fiscal 2008 Form 10-KSB filed with the Securities and Exchange Commission on July 14, 2008 in which the Company’s CPA firm states in its Report, and the Company states  in Note 1, that there is substantial doubt in the Company’s ability to continue as a going concern.

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

Our minimum rental commitment under a non-cancelable operating lease as of December 31, 2008 is as follows:

2009	$21,366
2010	86,960
2011	36,679
Total	$145,005

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We had cash and cash equivalents totaling $0.1 million at December 31, 2008. These amounts were invested primarily in direct deposits or certificates of deposits with credit ratings of at least single A or better. The cash and cash equivalents are held for working capital purposes with capital preservation as the primary objective.

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

During fiscal 2008, the Company began its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act. While not fully compliant with Section 404 requirements as of December 13, 2008, activities to date involve reviewing the Company’s documentation of control procedures being followed and improving or strengthening those controls where necessary. The Company plans to continue with assessment, documentation, testing and improvement of internal controls over financial reporting and expects to become Section 404 compliant during fiscal 2009.

(b)           Changes in internal control over financial reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, during the Company’s third fiscal quarter we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the period November 2008 through January 2009, three civil claims have been filed against the Company in the State of California for unpaid services.  The claims total approximately $120,000 and are accrued in the balance sheet as of December 31, 2008.  The Company intends to pursue settlement of the claims.

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

We Have a Limited Operating History

We were only recently formed and have no significant operating history in our intended field of endeavor and have sustained substantial losses. Since inception, we have suffered net losses of $(10.4) million.  There can be no assurance that we will be successful in building our business or that our business model will prove to be successful.

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

We Depend on Key Management Personnel for our Future Success

Our success depends in large part on the continued services of Sam Jankovich, our Chief Executive Officer and Director. The loss of his services may materially and adversely affect our business and results of operations.  In addition, if any key management personnel resign to join a competitor or form a competing company, the loss of such personnel, together with the loss of any clients or potential clients to such competitor, could materially and adversely affect the business and results of operations of the Company.  Currently, we do not have any agreements with Mr. Jankovich prohibiting him from joining competitors, forming competing companies, soliciting existing clients or disclosing information deemed confidential to us; there is no guarantee that such agreements will be effective in preventing the key management personnel from engaging in these actions.  We cannot guarantee that we will be able to replace any of these individuals in the event their services become unavailable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

In a November 17, 2008 press release, the Company announced that it signed a Letter of Intent to purchase V-Rooms, a division of Due Diligence Online LLC.  V-Rooms is an Internet-based, on-demand service designed to speed completion of financial transactions.  The Company’s acquisition of V-Rooms has been postponed with no extension agreed upon due to lack of available financing for the transaction.  The two companies continue to work together as strategic partners and on joint sales opportunities.  The Company intends to initiate a revised Letter of Intent once financing is identified.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

10.1	EnterConnect, Inc.-John Thomas Financial, Inc. Financial & Strategic Advisory Agreement dated March 5, 2009

31.1	Section 302 Certification Of Chief Executive Officer and Principal Financial Officer

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Reports on Form 8-K

During the fiscal quarter ended December 31, 2008, the Company filed a Current Report on Form 8-K on October 14, 2008 disclosing the resignation of the Company’s Chief Financial Officer. A Current Report on Form 8-K was also filed on December 19, 2008 disclosing a waiver and amendment to the Company’s December 20, 2007 Senior Secured Convertible Notes and its December 20, 2007 Warrants to Purchase Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCONNECT INC.

/s/ Sam Jankovich
Sam Jankovich
Title:	Chairman, Chief Executive Officer and Principal Financial Officer

Date:	February 23, 2009